Form 10KT405
period 1999-08-31
CRICKET COMMUNICATIONS HOLDINGS INC
filed 2000-10-30
CIK 1114833

     The Registrant meets the conditions set forth in General Instruction I(1)(a)and I(1)(b) of Form 10-K and therefore Registrant is filing this form with the reduced disclosure format.
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ___________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended ______________________________________________________

                                               OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from September 1, 1999 to December 31, 1999

                       Commission file number 333-37186

                     Cricket Communications Holdings, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 33-0820981
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

10307 Pacific Center Court, San Diego, CA                92121-2779
(Address of Principal Executive Offices)                 (Zip Code)

                                (858) 882-6000
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of October 26, 2000, all of the outstanding shares of the Registrant's voting stock were held by its parent, Leap Wireless International, Inc.

     As of October 26, 2000, 1000 shares of Registrant's Common Stock $.0001 par value, were issued and outstanding.

                     Cricket Communications Holdings, Inc.
                        Transition Report on Form 10-K
                        for the Transition Period Ended
                               December 31, 1999

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
Part I
   Item.1    Business.........................................................................        1
   Item 2.   Properties.......................................................................       22
   Item 3.   Legal Proceedings................................................................       22
   Item 4.   Submission of Matters to a Vote of Security Holders..............................       22

Part II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............       22
   Item 6.   Selected Financial Data..........................................................       23
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations.......................................................................       24
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................       30
   Item 8.   Financial Statements and Supplementary Data......................................       31
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.......................................................................       64

Part III
   Item 10.  Directors and Executive Officers of the Registrant...............................       64
   Item 11.  Executive Compensation...........................................................       64
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...................       64
   Item 13.  Certain Relationships and Related Transactions...................................       64

Part IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................       64

                                    PART I

Forward Looking Statements; Cautionary Statement

  Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of Cricket's future. Some forward-looking statements can be identified by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report. This document is based on current information, which Cricket has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Cricket's actual results could differ materially from those stated or implied by such forward looking statements due to risks and uncertainties associated with Cricket's business. Factors that could cause actual results to differ include but are not limited to: changes in the economic conditions of the various markets Cricket serves which could adversely affect the market for wireless services; the ability of Leap or its operating companies, including Cricket, to access capital markets; Cricket's ability to roll out networks in accordance with its plans; failure of the systems to perform according to expectations; the effect of competition; the acceptance of the product offering by our target customers; Cricket's ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the closing of transactions described in this report; rulings by courts or the FCC adversely affecting Leap's rights to own and/or operate certain wireless licenses; as well as other factors detailed in our SEC filings. The forward-looking statements should be considered in the context of these and other risk factors detailed in the section entitled "Risk Factors" included elsewhere in this report. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.


Item 1.  Business

  The words "Cricket," "we," "our," "ours" and "us" refer to Cricket Communications Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

Overview

  On August 24, 1998, Leap Wireless International, Inc. ("Leap") created a wholly owned subsidiary, now known as Cricket Communications Holdings, Inc., a Delaware corporation. On June 22, 1999, Leap transferred to Cricket Communications Holdings its equity interest in Chase Telecommunications Holdings, Inc. ("Chase Telecommunications Holdings") and loans to Chase Telecommunications, Inc. ("Chase Telecommunications"), a subsidiary of Chase Telecommunications Holdings, as well as certain additional assets and liabilities. In March 2000, Leap and Cricket acquired substantially all of the assets of Chase Telecommunications Holdings.

  Cricket is a wireless communications carrier that is deploying innovative low-cost, simple wireless service. Cricket's business strategy, marketed under the brand name "Cricket(TM)", is to offer consumers a service plan that allows them to make and receive virtually unlimited local calls for a low, flat monthly rate. The Cricket service was introduced in Chattanooga, Tennessee in March 1999 by Chase Telecommunications. The Cricket service was launched under an agreement that required the management of Chase Telecommunications to control the business until the acquisition was completed.

Business Strategy of Cricket

Cricket

  General. In the U.S., our business strategy is different from existing models used by typical cellular or PCS wireless providers. Most of these providers offer consumers a complex array of rate plans that include additional charges for minutes above a set maximum as well as fees for roaming and long distance that may result in monthly service charges that are higher than expected. Approximately 65% of the U.S. population currently does not subscribe to wireless service, and we believe that many of these potential customers perceive wireless service to be too expensive and complicated. The Cricket service is based on our vision that the mass market wants mobile wireless service to be: predictable, affordable and as simple to understand and use as traditional landline telephone service, but with the benefits of mobility.

  We have designed the Cricket service to appeal to consumers who make the majority of their calls from within the local areas in which they live, work and play. The Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate of $29.95 that is competitive with landline service. Because the Cricket service is provided on an advance-pay basis only, there are no long-term contracts or credit checks, and customers are not obligated to continue to pay for a service that may not meet their needs. In addition to local calling, long distance minutes can be purchased on a prepaid basis and direct dialed without the use of a special code or card by debiting the customer's prepaid long distance balance.

  We expect Cricket's simple pricing to attract customers who have been apprehensive about the more complicated and unpredictable pricing plans offered by other wireless providers. The simplicity of the Cricket service also allows us to control costs by eliminating costly features of wireless services, such as expansive geographic coverage and roaming, that our target customers are likely to use infrequently. We are therefore able to offer our customers a high quality mobile service at a compelling price.

  Strategy. We believe that the Cricket service offering will help transform wireless phone service from a luxury product into a mass consumer product. The Cricket strategy is to provide digital wireless service to the mass market with a simple, easy to understand approach. As a part of the Cricket strategy, we intend to:

  . attract new customers more quickly than other wireless providers that offer complex pricing plans with peak/off-peak rates, roaming charges and expensive "extra" minutes;

  . maintain lower customer acquisition costs by offering one simple service plan with a choice of only one or two handsets, and distributing our product through company stores and multiple points of sale where the mass market shops;

  . sustain lower operating costs per customer compared to other wireless providers through streamlined billing procedures, reduced customer care expenses, lower credit investigation costs and reduced bad debt; and

  . deploy our capital more efficiently by building our networks to cover only the urban and suburban areas of our markets where our potential customers live, work and play, while avoiding rural areas and corridors between distant markets.

  Market Opportunity. Wireless penetration was approximately 35% in the U.S. at the end of June 2000. Wireless companies have generally focused their U.S. marketing on highly mobile customers, including business users, who are likely to generate the highest revenues. Customers are typically offered multiple service plans with prices based on the customer's minutes of use during the billing period. We believe that the numerous plans offered by wireless companies have tended to confuse many potential customers. Market research indicates that many people are interested in a wireless product but are concerned about the cost and complexity of wireless pricing plans.

  Sales and Distribution. We expect to distinguish the Cricket service concept and increase our market share through promoting a simplified buying process and focusing marketing efforts on potential customers in the communities covered by our local wireless networks. The Cricket approach is to rapidly penetrate our target markets while minimizing our sales and marketing expenses, primarily by keeping the customer's purchase decision simple and minimizing the need for sales agents.

  The Cricket service and wireless handsets are sold through three main channels:

  . Cricket retail stores in high-traffic malls and Cricket kiosks located in major shopping malls;

  .  the local stores of national retail chains; and

  . independent third-party dealers who are well positioned through their principal lines of business to reach our target potential customers, such as furniture and appliance retailers and rental companies, convenience stores, beauty shops and other local service businesses.

  The Cricket service plan is designed so that a potential customer can make a purchase decision with little or no sales assistance. Customers can read about the Cricket service on the retail package for our wireless handsets and learn virtually all they need to know about the service without consulting a complicated plan summary or a specialized sales person. We simplify the customer's decision process by limiting the Cricket handset options to just two models. Upon opening the box and dialing any telephone number from a new Cricket handset, the customer is automatically routed to the Cricket customer care center for immediate activation and any assistance required in using the phone. We believe the sales costs for the Cricket service are lower than most other wireless providers because of this streamlined sales approach.

  We currently offer just two types of handsets, priced with the first month's Cricket service included: one is presented as an economically-priced handset at approximately $100, and the other is positioned as a premium handset at approximately $130. We expect to continue to charge customers a subsidized price for handsets to ensure that they have made an investment in the equipment related to our wireless service and provide a moderate economic incentive to maintain the Cricket service rather than switching to the services of a competitor. We do not, however, require customers to sign a service contract, a feature which we believe customers find appealing compared to other wireless providers that require long-term commitments.

  We combine mass marketing strategies and tactics to build awareness of the Cricket service concept and brand name within the communities we service. Because the Cricket service is offered in distinct markets with local calling capacity only, we target our advertising at the community level. We advertise in local publications, on local radio stations and in local spot television commercials. In addition to local advertising efforts, we maintain an informational Web site for the Cricket service, although we currently do not sell our products or services over the Internet.

  Network and Operations. The Cricket service is based on providing customers with near-landline levels of usage at prices that are competitive with traditional landline services and substantially lower than our wireless competitors. We believe our success depends on designing our networks to provide high, concentrated capacity rather than broad, geographically dispersed coverage. We plan to build the

Cricket networks only in high-use local population centers of self-contained communities where roaming is not an important component of service for our target customers. Unlike traditional wireless providers who build comprehensive networks to permit full-roaming by their customers, we believe that we can deploy our capital more efficiently by tailoring our networks only to our target population centers and omitting underutilized roaming sites between those population centers.

  The principal objectives for the build-out of the Cricket networks are to:

  . Establish quality wireless networks in targeted markets that enable us to offer appealing service with full mobility throughout the local population centers where a high concentration of potential customers live, work and play.

  . Initiate service in new markets on a phased basis. The appeal of our service in any given market is not dependent on the Cricket service having ubiquitous coverage in the rest of the country or region surrounding the market. Because our business model is scalable, we can roll out our networks on a market-by-market basis.

  . Complete or commence building networks in 17 markets in the year 2000. We believe we can build each new market with an average expected time from initiating network construction to commercial launch of 12 to 15 months. By the end of 2000, we expect Cricket networks in the U.S. will cover approximately 7.0 million potential customers.

  . Deploy capital efficiently by tailoring the coverage footprint of local Cricket networks to the urban and suburban areas of our target markets and purchasing network infrastructure equipment in large volumes and at correspondingly favorable prices and terms. We also intend to rely on tower co-locations to minimize cell site costs and to employ third generation equipment which is less expensive to operate than the existing technology already installed by many incumbent wireless providers.

  We believe that Leap's status as a "designated entity" under FCC rules will allow it to acquire C-Block and F-Block licenses at attractive prices and terms. Leap acquired 36 wireless licenses in the federal government's 1999 reauction of wireless licenses, which was open only to designated entities. Since January 1999, Leap has entered into agreements to purchase 40 other wireless licenses, 17 of which have been consummated and 23 of which are pending.

  The following table shows the wireless licenses for approximately 41.7 million potential customers that Leap has acquired or agreed to acquire.

                                                        1998 BTA
                                                      Population(1)     MHz
                                                      -------------    -----

              Markets Launched
               Chattanooga, TN.......................      548,320       15
               Nashville, TN.........................    1,662,927       15
               Knoxville, TN.........................    1,073,640       15
                                                       -----------
                                                         3,284,887
                                                        ==========
              Other Markets
              South East Region
               Florence, AL..........................      183,960       15
               Albany, GA............................      343,557       15
               Columbus, GA..........................      357,914       30
               Macon, GA.............................      640,286       30
               Lakeland, FL(2).......................      450,761       10
               Middlesboro, KY.......................      120,774       15
               Charlotte, NC.........................    1,915,210       10
               Greensboro, NC........................    1,371,782       10
               Hickory, NC...........................      322,521       10
               Clarksville, TN.......................      258,087       15

                                                        1998 BTA
                                                      Population(1)     MHz
                                                      -------------    -----
               Cookeville, TN........................      131,891       15
               Kingsport, TN.........................      690,437       15
                                                       -----------
                                                         6,787,180
                                                       ===========
              North West Region
               Anchorage, AK.........................      442,324       30
               Merced, CA............................      211,145       15
               Modesto, CA...........................      477,212       15
               Redding, CA...........................      276,425       15
               Visalia, CA(2)........................      471,766       15
               Boise, ID.............................      534,196       30
               Idaho Falls, ID.......................      212,301       30
               Lewiston, ID..........................      123,479       30
               Twin Falls, ID.......................       158,946       30
               Eugene, OR(2).........................      313,316       10
               Salem, OR.............................      512,535       30
               Bozeman, MT...........................       78,996       30
               Reno, NV(2)...........................      548,661       10
               Kenewick, WA..........................      183,433       15
               Spokane, WA...........................      725,591       15
               Yakima, WA............................      253,207       15
               Casper, WY............................      142,951       30
                                                       -----------
                                                         5,666,484
                                                       ===========
              North East Region
               Adrian, MI(2).........................       98,691       15
               Battle Creek, MI(2)...................      238,991       15
               Grand Rapids, MI(2)...................    1,027,192       15
               Jackson, MI(2)........................      203,672       15
               Muskegon, MI(2).......................      220,532       15
               Buffalo, NY(2)........................    1,224,119       10
               Syracuse, NY(2).......................      791,282       15
               Dayton, OH............................    1,222,446       10
               Sandusky, OH(2).......................      140,841       15
               Toledo, OH(2).........................      785,760       15
               Pittsburgh, PA(2).....................    2,503,395       10
                                                       -----------
                                                         8,456,921
                                                       ===========

              Central Region
               Blytheville, AR.......................       72,228       30
               Fayetteville, AR......................      287,594       30
               Fort Smith AR.........................      312,750       30
               Hot Springs, AR.......................      132,519       15
               Little Rock, AR(4)....................      928,467       20
               Pine Bluff, AR(4).....................      150,421       20
               Russellville, AR......................       93,530       15
               Ft. Collins, CO(2)(4).................      229,386       10
               Greeley, CO(2)(4).....................      157,890       10
               Coffeyville, KS.......................       61,901       15
               Pittsburg, KS(2)......................       90,471       30
               Wichita, KS...........................      633,382       30
               Lincoln, NB...........................      333,096       15
               Omaha, NB(2)..........................      970,593       10
               Fargo, ND.............................      310,802       30
               Grand Forks, ND.......................      212,006       15
               Tulsa, OK.............................      913,095       15
               Dyersburg, TN.........................      118,191       15
               Jackson, TN...........................      275,578       15
               Memphis, TN...........................    1,499,222       15
                                                       -----------
                                                         7,783,122(3)
                                                       ===========
              South West Region
               Nogales, AZ...........................       38,020       30
               Phoenix, AZ(2)........................    3,089,889       10
               Tucson, AZ............................      790,975       15
               Denver, CO(2).........................    2,471,889       10
               Pueblo, CO............................      299,154       30
               Albuquerque, NM.......................      800,201       15
               Roswell, NM(2)........................       80,005       15
               Gallup, NM............................      140,668       15
               Santa Fe, NM..........................      205,922       15
               Provo, UT.............................      341,401       30
               Salt Lake City, UT....................    1,527,987       30
                                                       -----------
                                                         9,786,111
                                                       ===========
 __________

(1) Demographic data related to 1998 population and population growth estimates provided by Easy Analytic Software Incorporated.

(2) Represents licenses that Leap has agreed to acquire. These acquisitions remain subject to FCC approval and other closing conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Recent or Pending Acquisitions" at Item 7 below.

(3) Leap has agreed to divest two wireless licenses covering 233,716 potential customers in Grand Island and North Platte, Nebraska, which, accordingly, are not included in the table above.

(4) Leap has agreed to transfer 10 MHz of licenses in Pine Bluff and Little Rock, Arkansas to American Wireless in exchange for 10 MHz licenses in Fort Collins and Greeley, Colorado and Eugene, Oregon. An acquisition agreement has been signed, but the transaction has not been completed. The transaction is subject to FCC approval and other closing conditions.

   Cricket Communications has entered into infrastructure equipment purchase agreements with Lucent Technologies, Nortel Networks, Inc. and Ericsson Wireless Communications, Inc. to lead the overall build-out of our initial phase of Cricket networks. Under the terms of the agreements, Cricket Communications expects to contract most site acquisition activities and other services associated with site development to third parties, including but not limited to these vendors. To the extent the vendors are contracted to perform such services, we expect that they will subcontract many of these services to a number of different suppliers.

   As part of the Cricket strategy, we seek to maintain lower operating costs than other wireless providers and large landline carriers and pass the savings on to customers in the form of our low, flat monthly charges. We believe that our network operating costs are less than those of most other wireless service providers because of the concentrated coverage footprint of a Cricket network compared to the broad, geographically dispersed footprints of our wireless competitors. Based on call traffic patterns in Chattanooga and Nashville, we believe the inbound/outbound call ratio of Cricket networks is higher than other wireless carriers. The Cricket service also does not permit roaming, which allows us to sustain lower costs than other wireless providers. The technology used in Cricket networks is designed to permit migration to third generation technology which costs less to operate than less-advanced wireless platforms.

   We also seek to maintain lower operating costs through simplified billing. Our simple, straight-forward bills show the monthly flat rate of $29.95 and no per-call itemization. This simple format should result in fewer billing inquiries to our customer service center. Fewer calls to our customer service center should, in turn, result in reduced customer service expenses compared to more traditional wireless providers. In addition, because Cricket customers prepay each month's service, we minimize our costs of credit checks, bad debt expenses and customer fraud. We also maintain low operating costs by outsourcing our customer service center to third-party call centers. By centralizing customer service in a few locations, we are able to streamline our customer care operations and gain economies of scale while maximizing customer service availability.

   Leap's Rights and Interest in Cricket Communications Holdings. On June 15, 2000, through a subsidiary merger, Leap acquired the 5.11% of Cricket Communications Holdings that Leap did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of Cricket Communications Holdings common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap common stock. As a result, an aggregate of 1,048,628 shares of Leap common stock were issued. Leap also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of Leap common stock, at an aggregate exercise price of $1.0 million.

The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest will be allocated to goodwill. In addition, Leap assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap common stock.

   Capital Requirements and Projected Investments. We will require substantial capital to develop and operate wireless networks in the numerous markets in which we plan to operate the Cricket service in the U.S. The amount of financing that we will require for these efforts will vary depending on the number of these networks that are developed, including any markets covered by future license acquisitions, and the speed at which we construct and launch these networks. In fiscal 2000, we expect to finance these development and operation costs largely through vendor financing, as well as equity contributions or loans from our parent, Leap.

   Regulatory Environment. Our business plan anticipates and depends primarily on Leap's acquisition and operation of C-Block and F-Block licenses in the U.S. Leap is also acquiring and considering the acquisition of other wireless licenses. Although C-Block and F-Block licenses are generally more available and less expensive to obtain than licenses in other wireless blocks, a licensee may hold these licenses only if it qualifies as a "designated entity" under FCC rules. For a description of the extensive regulation governing our domestic business, see "--Government Regulation."

   In July 1999, the FCC issued an opinion and order that found that Leap was qualified to acquire C-Block and F-Block licenses. The order also approved Leap's acquisition of the 36 C-Block licenses for which it was the high bidder in the FCC's 1999 spectrum reauction, and approved the transfer to Leap of three F-Block licenses covering portions of North Carolina, in each case subject to the fulfillment of some conditions. In October 1999, the FCC issued the 36 licenses Leap acquired in the reauction.

   The FCC's grants of Leap's C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC in the opinion and order has been satisfied. Leap has a continuing obligation, during the designated entity holding period for its C-Block and F-Block licenses, to limit its debt to Qualcomm to 50% or less of its outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of its board of directors or a majority of its officers. If Leap fails to continue to meet any of the conditions imposed by the FCC or otherwise fails to maintain its qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on our financial condition and business prospects.

   Various parties previously challenged Leap's qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco. That wireless operating company also has opposed all of Leap's pending assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision to the Court of Appeal for the D.C. Circuit, which appeal is currently pending. In addition, Nextel Communications, Inc. has opposed one of Leap's pending FCC applications, alleging that it may no longer be compliant with C- and F-Block "total asset" eligibility requirements. Further judicial review of the FCC's orders granting Leap's licenses is possible. In addition, licenses awarded to Leap at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C- or F-Block licenses. Leap may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C- and F-Block licensees or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C- and F-Block licenses at auction and in the aftermarket.

     Competition. The U.S. telecommunications industry is very competitive and competition is increasing. The Cricket service will compete directly with other wireless providers and traditional landline carriers in each of our markets, many of whom have greater resources than we do and entered the market before us. A few of our competitors have recently launched rate plans substantially similar to the Cricket service plan in markets in which we expect to launch service. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Competitors' earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. The FCC continues to auction licenses that will authorize the entry of additional wireless providers in each market. In addition, other wireless providers in the U.S. could attempt to implement our domestic strategy of providing virtually unlimited local service at a low, flat monthly rate if our strategy proves successful. The landline services with which we will compete generally are used already by our potential customers, and we may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service. Also, some competitors will likely market other services, including cable television access, landline telephone service and Internet access, that we do not currently intend to market. We also expect to compete with new entrants to the U.S. wireless market as well as other telecommunications technologies, including paging, enhanced specialized mobile radio and global satellite networks.

Chase Telecommunications

     The Cricket service was introduced in Chattanooga, Tennessee in March 1999 by Chase Telecommunications, a company that was acquired by Leap and Cricket Communications in March 2000. Chase Telecommunications owned wireless licenses covering approximately 6.6 million potential customers in a region that includes approximately 97% of Tennessee. Chase Telecommunications began offering wireless service in Chattanooga in October 1998. In March 1999, Chase Telecommunications re-launched its service, offering the Cricket concept in Chattanooga, Tennessee under a management agreement that required the management of Chase Telecommunications to control the business until the acquisition received all necessary governmental approvals and was completed. In Chattanooga, Leap's network covers approximately 315,000 of the 550,000 potential customers in the license area, concentrated in an area that is similar to Chattanooga's local calling area for landline telephone service. At the time Leap and Cricket Communications completed the acquisition of Chase Telecommunications, it had begun efforts to expand the Cricket service to other markets in Tennessee. Cricket service was launched in Nashville, Tennessee in late January 2000 and in Knoxville, Tennessee in late October 2000.

     On March 17, 2000, Leap and Cricket Communications completed the acquisition of substantially all the assets of Chase Telecommunications Holdings, Inc. The acquisition was effected pursuant to an asset purchase agreement entered into in December 1998. Leap acquired all of the outstanding common stock of ChaseTel Licensee Corp. and Cricket Communications acquired substantially all of the other assets of Chase Telecommunications Holdings, including all of the outstanding common stock of Chase Telecommunications, Inc. The purchase price paid included:

     . approximately $6.3 million in cash;

     . a five-year warrant to purchase 1% of the common stock of Cricket
       Communicatioins Holdings, which was converted into a warrant to acquire 202,566 shares of Leap common stock, at an aggregate exercise price of $1.0 million;

     . the return to Chase Telecommunications Holdings of shares of Chase
       Telecommunications Holdings common stock held by us; and

     . contingent earn-out payments of up to $41.0 million based on Chase
       Telecommunications' earnings during the fifth full year following the closing of the acquisition.

     Leap and Cricket Communications acquired the Chase Telecommunications Holdings assets subject to outstanding indebtedness:

     . to Qualcomm Incorporated in the amount of approximately $29 million;

     . to Cricket Communications in the amount of approximately $77 million; and

     . to the FCC in the principal amount of approximately $79 million.

     Concurrently with the completion of the acquisition, the outstanding indebtedness to Qualcomm Incorporated was repaid with the proceeds of borrowings under Cricket Communications' credit facility with Lucent Technologies Inc., and following the completion of the acquisition, the outstanding indebtedness to Cricket Communications was forgiven.

Government Regulation

     The spectrum licensing, construction, operation, sale and interconnection arrangements of wireless communications networks are regulated to varying degrees by state regulatory agencies, the FCC, Congress, the courts and other governmental bodies. Proceedings before these bodies, such as the FCC and state regulatory authorities, could have a significant impact on the competitive market structure among wireless providers and on the relationships between wireless providers and other carriers. These mandates may impose significant financial obligations on us and other wireless providers. We are unable to predict the scope, pace or financial impact of legal or policy changes that could be adopted in these proceedings.

     Licensing of PCS Systems. A broadband PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, are for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC awards two broadband PCS licenses for each major trading area and four licenses for each basic trading area. Thus, generally, six licensees will be authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both to a third party, and the FCC in recent years has also further split licenses in connection with re-auctions of PCS spectrum. Two cellular licenses are also available in each market. Cellular markets are defined as either metropolitan statistical or rural service areas.

     The FCC's spectrum allocation for PCS includes two licenses, the 30 MHz C-Block license and a 10 MHz F-Block license, that are designated as "Entrepreneur's Blocks." The FCC requires holders of these licenses to meet certain threshold financial size qualifications. In addition, the FCC has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, receive additional benefits, such as bidding credits in C- or F-Block spectrum auctions or reauctions, and in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids in the FCC's initial auctions of C- and F-Block licenses. The FCC's rules also allow for publicly traded corporations with widely dispersed voting power, as defined by the FCC, to hold C- and F-Block licenses and to qualify as small or very small businesses. In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses as a publicly traded corporation with widely dispersed voting power and a very small business under FCC rules. In July 2000, the FCC affirmed its July 1999 order.

     Under the FCC's current rules specifying spectrum aggregation limits affecting broadband PCS and cellular licensees, no entity may hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 45 MHz of PCS, cellular and certain specialized mobile radio services where there is significant overlap, except in rural areas. In rural areas, up to 55 MHz of spectrum may be held. Passive investors may hold up to a 40% interest. Significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the cellular and/or specialized mobile radio service area(s).

     All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a PCS licensee that has:

     . provided substantial service during its past license term; and

     . has substantially complied with applicable FCC rules and policies and the Communications Act.

     All PCS licensees must satisfy buildout deadlines and geographic coverage requirements. For 30MHz and 15MHz C-Block licensees, this requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 10 MHz C- and F-Block licenses, the requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

     For a period of up to five years after the grant of a PCS license, subject to extension, a licensee will be required to share spectrum with existing licensees that operate certain fixed microwave systems within its license area. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we may need to relocate one or more of these incumbent fixed microwave licensees.

     This transition plan currently allows most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the PCS spectrum will be responsible for the costs of relocating to alternate spectrum locations.

     PCS services are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under Federal environmental laws and the FCC's environmental regulations. State or local zoning and land use regulations also apply to our activities. We expect to use common carrier point to point microwave facilities to connect the transmitter, receiver, and signaling equipment for each PCS or cellular cell, the cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

     The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service, which includes PCS. The FCC generally does not regulate commercial mobile radio service or private mobile radio service rates.

     Recent Modifications of C- and F-Block Eligibility Rules. The FCC has announced plans to hold a reauction of C- and F-Block licenses in December 2000. In response to the requests of a number of large carriers, including SBC Communications, Nextel Communications, BellSouth Corporation, Verizon Wireless, and AT&T Wireless, the FCC has subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. For this reauction, the FCC also subdivided the BTA service areas to which Entrepreneur's Block eligibility restrictions would continue to apply into two tiers according to population. In so-called "Tier 1" BTAs, service areas with a population equal to or greater than 2.5 million, the FCC has removed all eligibility restrictions on two of the newly-created 10 MHz C-Block licenses, and will sell them in open bidding to any entity that purchases them, no matter how large. In these Tier 1 BTAs, one 10 MHz C-Block license will remain subject to a closed bidding process, such that only entities meeting Entrepreneur's Block eligibility requirements will be permitted to bid. In Tier 2 BTAs, service areas with a population less than 2.5 million, two of the 10 MHz C-Block licenses will remain subject to C- and F-Block eligibility rules and thus reserved for closed bidding by designated entities, while one 10 MHz C-Block license will be sold at open bidding.
Several 15 MHz C-Block licenses and a number of F-Block licenses slated for reauction also will be sold at open bidding, such that previous C- and F-Block eligibility requirements will no longer apply.

     The FCC's recent actions taken in connection with the scheduled December reauction represent a compromise that makes some additional spectrum available to large carriers, but also continues to preserve C- and F-Block spectrum for designated entities. The FCC's C- and F-Block rules, as well as actions taken in connection with previous C- Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. Continuing changes to the C- and F-Block rules could, among other things, affect licenses available at FCC auction and the aftermarket. Such rule changes could have a material adverse effect on Leap's business and financial condition, including Leap's ability to continue acquiring C-and F-Block licenses.

     Transfer and Assignment of PCS Licenses. The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS or cellular system. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval subject to the FCC's spectrum aggregation limits.

     C- and F-Block licenses historically have been subject to certain additional transfer and assignment restrictions, including a prohibition on the assignment or transfer of such licenses for a period of five years following the initial license grant date to any entity that fails to satisfy C- and F-Block financial qualification requirements. These rules were revised by the FCC in August 2000. Under the revised rules, a C- or F-Block license may be transferred to non-designated entities once the licensee has met its five-year coverage requirement. Such transfers will remain subject to certain costs and reimbursements to the government of any bidding credits or outstanding principal and interest payments owed to the FCC.

     Foreign Ownership. Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity's capital stock may be owned or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If foreign ownership of Leap were to exceed the permitted level, the FCC could revoke Cricket's wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

     Recent Industry Developments. FCC rules currently require wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller's telephone number. While the FCC's rules include a requirement that emergency 911 services be made available to users with speech or hearing disabilities, the FCC has granted waivers of this requirement to various vendors pending the development of adequate technology. We may need to acquire such a waiver. Additionally, FCC regulations will require wireless carriers to identify the location of emergency 911 callers by use of either network-based or handset-based technologies, subject to a phase-in schedule. The FCC has been considering waiver requests from wireless service providers to extend the deadlines for emergency 911 implementation in order to reflect and recognize new technologies whose implementations cannot be completed in the allotted timeframe. On September 8, 2000, the FCC issued an order in which it (1) extended from October 1, 2000 to November 9, 2000, the date for wireless carriers to file emergency 911 implementation reports; (2) extended the deadline for carriers to begin selling and activating handsets that provide Automatic Location Identification, or ALI, capability from March 1, 2001 to October 1, 2001; (3) adopted a revised phase-in schedule for deployment of ALI-capable handsets; and (4) extended from December 31, 2004, to December 31, 2005, the date for carriers to reach full penetration of ALI-capable handsets in their total subscriber bases. The emergency 911 obligations of wireless carriers remain subject to pending proceedings at the FCC, which could further affect the types of emergency 911 solutions that wireless carriers will be permitted to provide, as well as the deadlines for compliance.

     On November 18, 1999, the FCC made certain modifications to its wireless emergency 911 requirements, including removal of a requirement that a mechanism be in place for wireless carriers to recover their costs of emergency 911 implementation before the emergency 911 obligation is triggered. The potential effect of this development on our business is uncertain.

     The Telecommunications Act mandated significant changes in existing regulation of the telecommunications industry intended to promote the competitive development of new service offerings, expand the public availability of telecommunications services and streamline regulation of the industry. The Telecommunications Act establishes a general duty of all telecommunications carriers, including PCS licensees, to interconnect with other carriers, directly or indirectly. The Telecommunications Act also contains a detailed list of requirements with respect to the interconnection obligations of local exchange carriers. Certain aspects of the FCC's implementation of the interconnection provisions of the Telecommunications Act remain subject to judicial review.

     Under the FCC's rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time. However, they are also required to contribute to both federal and state universal service funds. Many states are also moving forward to develop state universal service fund programs, which require contributions from commercial mobile radio service providers. Commercial mobile radio services providers generally are subject to resale and roaming obligations. The FCC currently requires a commercial mobile radio services provider to permit unrestricted resale of its services. This rule is set to expire on November 24, 2002, although resale arrangements will continue to be subject to the non-discrimination and reasonableness requirements of Sections 201 and 202 of the Communications Act after that date. FCC rules also require commercial mobile radio services providers to provide mobile radio service upon request to any subscriber in good standing, including roamers, while the subscriber is within any portion of the licensee's licensed service area, and assuming that the subscriber is using technically compatible mobile equipment. The rule only mandates that carriers offer manual roaming, and does not require provision of automatic roaming. While such roaming requirements are not implicated by our local calling services, we could be affected by further FCC proceedings regarding the roaming obligations of wireless carriers.


     The FCC has adopted rules on telephone number portability that will enable customers to migrate their landline and cellular telephone numbers to cellular or PCS providers and from a cellular or PCS provider to another service provider. On February 8, 1999, the FCC extended the deadline for compliance with this requirement to November 24, 2002, subject to any later determination that an earlier number portability deadline is necessary to conserve telephone numbers. The FCC also has adopted rules requiring providers of wireless services that are interconnected to the public switched telephone network to provide functions to facilitate electronic surveillance by law enforcement officials. On August 26, 1999, the FCC adopted an order requiring wireless providers to provide information that identifies the cell sites at the origin and destination of a mobile call to law enforcement personnel in response to a lawful court order or other legal requirement. On May 31, 2000, Cricket petitioned the FCC for a temporary waiver of these requirements and we are currently working with law enforcement officials on a flexible deployment schedule. Section 222 of the Communications Act restricts carrier use of customer proprietary network information, or CPNI, which, among other things, identifies to whom, where, and when a customer places a call, and identifies the types of service offerings to which the customer subscribes and the extent to which the service is used. The FCC adopted CPNI rules pursuant to Section 222, but the order adopting those rules was overturned on appeal, and remains subject to further FCC review and proceedings. The extent to which these requirements will be applicable to other wireless carriers and us will be determined in these proceedings.

     The FCC has determined that commercial mobile radio service providers are subject to "rate integration" requirements added by the Telecommunications Act that mandate providers of interstate interexchange, commonly referred to as "long distance", services to charge the same rates for these services in every state. However, the U.S. Court of Appeal for the D.C. Circuit recently vacated this determination and remanded it back to the FCC for further review. Thus, the implementation and application of these requirements to various commercial mobile radio service offerings is still subject to pending FCC proceedings, and neither the outcome of these proceedings nor the impact of the rate integration requirement generally on our operations can be predicted at this time.

     In addition, state commissions have become increasingly aggressive in their efforts to conserve numbering resources. On March 17, 2000, the FCC released an order intended to optimize numbering resources by ensuring that telephone numbers are not warehoused or left unused by carriers. At the same time, it asked for further comment on other administrative and technical measures that would promote more efficient allocation and use of numbering resources. Adoption of some of the proposed methods could have a disproportionate impact on commercial mobile radio services providers.

     The FCC has adopted billing rules for landline telecommunications service providers and is considering whether to extend those rules to commercial mobile radio services providers. The FCC may require that more billing detail be provided to consumers, which could add to the expense of the billing process. Adoption of some of the FCC's proposals could increase the complexity of our billing processes and restrict our ability to bill customers for services in the most commercially advantageous way.

     The FCC has adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities under Section 255 of the Telecommunications Act. The order requires telecommunications services providers, including Leap, to offer equipment and services that are accessible to and usable by persons with disabilities, if "readily achievable," meaning easily accomplishable and able to be carried out without much difficulty or expense, as determined by a number of factors enumerated in the Americans with Disabilities Act. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. While we expect our vendors to develop equipment compatible with the rules, we may be required to make material changes to our network, product line or services, depending upon how the rules are interpreted and enforced.

     In June 1999, the FCC initiated an administrative rulemaking proceeding to help facilitate the offering of calling party pays as an optional wireless service. Under the calling party pays service, the party placing the call to a wireless customer pays the wireless airtime charges. Most wireless customers in the U.S. now pay both to place calls and to receive them. Adoption of a calling party pays system on a widespread basis could make commercial mobile radio service providers more competitive with traditional landline telecommunications providers for the provision of regular telephone service. The FCC's implementation of calling party pays may adversely affect our business.

     The FCC is currently examining a request by Sprint to clarify that wireless carriers are entitled to reciprocal compensation to cover the additional costs of switching or delivering to wireless customers local calls that originate on another network.

     State Regulation and Local Approvals. Congress has given the FCC the authority to preempt states from regulating rates or entry into commercial mobile radio service, including PCS. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis for the use of such rights of way by telecommunications carriers, including PCS providers, so long as the compensation required is publicly disclosed by the government. The siting of base stations also remains subject to state and local jurisdiction, although proceedings are pending at the FCC to determine the scope of that authority. States may also impose competitively neutral requirements that are necessary for universal service, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or to adopt new such requirements is unclear.

                                 RISK FACTORS

We Have a Limited Operating History

     Because we are at an early stage of development, we face risks generally associated with establishing a new business enterprise. When considering our prospects, investors must consider the risks, expenses and difficulties encountered by companies in their early stages of development. These risks include possible disruptions and inefficiencies associated with rapid growth and workplace expansion, the difficulties associated with raising money to finance new enterprises and the difficulties of establishing a significant presence in highly competitive markets.

The Cricket Business Strategy is Unproven

     Our business strategy in the United States, marketed under the brand name Cricket, is to offer consumers a service plan that allows them to make and receive virtually unlimited local calls for a low, flat monthly rate. This strategy, which has been introduced in only a few markets, is a new approach to marketing wireless services and may not prove to be successful. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively with landline and other wireless service providers in our markets. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. If our business strategy proves to be successful, other wireless providers are likely to adopt similar pricing plans and marketing approaches. Should our competitors choose to adopt a strategy similar to the Cricket strategy, some of them may be able to price their services more aggressively or attract more customers because of their stronger market presence and geographic reach and their larger financial resources.

The FCC's Decision that Leap is Qualified to Hold C-Block and F-Block Licenses is Subject to Review and Appeal

     Our business plan anticipates and depends primarily on Leap's acquisition and operation of C-Block and F-Block licenses in the U.S. We believe that currently C-Block and F-Block licenses are generally more available and are less expensive to obtain than licenses in other FCC auction blocks, partly because a licensee may hold these licenses only if it qualifies as a "designated entity" under FCC rules.

     In July 1999, the FCC issued an opinion and order that found that Leap was entitled to acquire C-Block and F-Block licenses. The order approved Leap's acquisition of the 36 C-Block licenses for which it was the highest bidder in the FCC's 1999 spectrum re-auction, and the transfer of three F-Block licenses from AirGate to one of Leap's subsidiaries which cover portions of North Carolina, in each case subject to the fulfillment of certain conditions. In October 1999, the FCC issued to Leap the 36 re-auctioned licenses. In addition, in March 2000, the FCC approved the transfer to Leap of 11 C-Block licenses from Chase Telecommunications and one F-Block license from PCS Devco.

     The FCC's grants of Leap's C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC in the opinion and order has been satisfied. Leap has a continuing obligation, during the designated entity holding period for its C-Block and F-Block licenses, to limit its debt to Qualcomm to 50% or less of Leap's outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of its board of directors or a majority of its officers. If Leap fails to continue to meet any of the conditions imposed by the FCC or otherwise fails to maintain its qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on our business and financial condition.

  Various parties previously challenged Leap's qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco. That wireless operating company also has opposed all of Leap's pending assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision with the Court of Appeal for the D.C. Circuit, which appeal is currently pending. In addition, Nextel Communications, Inc. has opposed one of Leap's pending applications, alleging that Leap may no longer be compliant with C- and F-Block "total asset" eligibility requirements. Further judicial review of the FCC's orders granting Leap licenses is possible. In addition, licenses awarded to Leap at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C- or F-Block licenses. Leap may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C- and F-Block licensees or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C- and F-Block licenses at auction and in the aftermarket.

  Leap may not prevail in connection with any such appeals or proceedings. If the FCC determines that Leap is not qualified to hold C-Block or F-Block licenses, it could take the position that some or all of Leap's licenses should be divested, cancelled or reauctioned.

We Have a History of Losses and Anticipate Future Losses

  Cricket has experienced and expects to continue to experience net losses in the future. These losses are likely to be significant for the next several years as we launch service in new markets and seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative affect on our value.

We May Fail to Raise Required Capital

  We require significant additional capital to build-out and operate planned networks and for general working capital needs. We also require additional capital to invest in any new wireless opportunities. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital.

We Face Significant Competition

  The wireless telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete directly with landline service providers in the telecommunications industry. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in advance of our planned launches in new markets. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention.

  We will compete directly with other wireless providers and traditional landline carriers in each of our markets, many of whom have greater resources than we do and entered the market before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Competitors' earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. The FCC will soon auction licenses that will authorize the entry of additional wireless providers in each market. In addition, other wireless providers could attempt to implement our strategy of providing unlimited local service at a low, flat monthly rate if our strategy proves successful. The landline services with which we will compete are already used by some of our potential customers, and we may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

  We compete with companies that use other communications technologies, including paging and digital two-way paging, enhanced specialized mobile radio and domestic and global mobile satellite service. These technologies may have advantages over the technology we use and may ultimately be more attractive to customers. We may compete in the future with companies who offer new technologies and market other services, including cable television access, landline telephone service and Internet access, that we do not currently intend to market. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In addition, we expect that, over time, providers of wireless communications services will compete more directly with providers of traditional landline telephone services as do we, energy companies, utility companies and cable operators who expand their services to offer communications services.

High Levels of Debt Could Adversely Affect Our Business and Financial Condition

  We have obtained and expect to continue to obtain much of our required capital through debt financing. A substantial portion of the debt financing, including all of our vendor financing, bears or is likely to bear interest at a variable rate, exposing us to interest rate risk.

  Our high leverage could have important consequences, including the following:

 .    our ability to obtain additional financing may be impaired;

 .    a substantial portion of our future cash flows from operations must be dedicated to the servicing of our debt, thus reducing the funds available for operations and investments;

 .    our leverage may reduce our ability to adjust rapidly to changing market conditions and may make us more vulnerable to future downturns in the general economy; and

 .    high levels of debt may reduce the value of stockholders' investments in
     Leap because debt holders have priority regarding our assets in the event of a bankruptcy or liquidation.

  We may not have sufficient future cash flows to meet our debt payments or may not be able to refinance any of our debt at maturity. We also face additional risks with respect to our financing arrangements with vendors. These equipment financings depend on meeting planned levels of performance such as meeting specific target levels for potential and actual customers. If we fail to meet performance requirements, our equipment financing may be restricted or cancelled.

Our Debt Instruments Contain Provisions and Requirements That Could Limit Our Ability to Pursue Borrowing Opportunities

  The restrictions contained in the indenture governing the notes issued by Leap in its February 2000 units offering, and the restrictions contained in our senior debt financings, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions, such as the acquisition of wireless licenses. Such senior debt, among other things, restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

  .  create liens;

  . make certain payments, including payments of dividends and distributions in respect of capital stock;

  .  consolidate, merge and sell assets;

  .  engage in certain transactions with affiliates; and

  .  fundamentally change our business.

  In addition, such senior debt requires us to maintain certain ratios, including:

  .  leverage ratios;

  .  interest coverage ratios; and

  .  fixed charges ratios;

and to satisfy certain tests, including tests relating to:

 .    minimum covered population in order to incur additional indebtedness; and

 .    minimum number of subscribers to our services in order to incur additional indebtedness.

  We may not satisfy the financial ratios and tests under our senior debt due to events that are beyond our control. If we fail to satisfy any of the financial ratios and tests, we could be in default under our senior debt or may be limited in our ability to access additional funds under our senior debt, which could result in our being unable to make payments on our outstanding notes.

Adverse Regulatory Changes Could Impair Leap's Ability to Maintain Existing Licenses and Obtain New Licenses

  Leap must maintain its existing telecommunications licenses and those it acquires in the future to continue offering wireless telecommunications services. Changes in regulations or failure to comply with the terms of a license or failure to have the license renewed could result in a loss of the license, penalties and fines. For example, Leap could lose a license if it fails to construct or operate a wireless network as required by the license. If Leap loses a license, that loss could have a material adverse effect on our business and financial condition.

  State regulatory agencies, the FCC, the U.S. Congress, the courts and other governmental bodies regulate the operation of wireless telecommunications systems and the use of licenses in the U.S. The FCC, Congress, the courts or other federal, state or local bodies having jurisdiction over Leap and its operating companies may take actions that could have a material adverse effect on our business and financial condition.

  The FCC has announced plans to hold a reauction of C- and F-Block licenses in December 2000. In response to the requests of a number of large carriers, including SBC Communications, Nextel Communications, BellSouth Corporation, Verizon Wireless, and AT&T Wireless, the FCC has subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. For this reauction, the FCC also subdivided the BTA service areas to which Entrepreneur's Block eligibility restrictions would continue to apply into two tiers according to population. In so-called "Tier I" BTAs, service areas with a population equal to or greater than 2.5 million, the FCC has removed all eligibility restrictions on two of the newly-created 10 MHz C-Block licenses, and will sell them in open bidding to any entity that purchases them, no matter how large. In these Tier 1 BTAs, one 10 MHz C-Block license will remain subject to a closed bidding process, such that only entities meeting Entrepreneur's Block eligibility requirements will be permitted to bid. In Tier 2 BTAs, service areas with a population less than 2.5 million, two of the 10 MHz C-Block licenses will remain subject to C- and F-Block eligibility rules and thus reserved for closed bidding by designated entities, while one 10 MHz C-Block license will be sold at open bidding. Several 15 MHz C-Block licenses and a number of F-Block licenses slated for reauction also will be sold at open bidding, such that previous C- and F-Block eligibility requirements will no longer apply.

  The FCC's recent actions taken in connection with the scheduled December reauction represent a compromise that makes some additional spectrum available to large carriers, but also continues to preserve C- and F-Block spectrum for designated entities. The FCC's C- and F-Block rules, as well as actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. Continuing changes to the C- and F-Block rules could, among other things, affect licenses available at FCC auction and in the aftermarket. Such rule changes could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C- and F-Block licenses.

  We believe that the process of acquiring new telecommunications licenses will be highly competitive. If Leap is not able to obtain new licenses, or cannot otherwise participate in companies that obtain new licenses, our ability to expand our operations would be limited.

We Have Encountered Reliability Problems During the Initial Deployment of Our Networks

  As is typical with newly-constructed networks, we have experienced reliability problems with respect to network infrastructure equipment in our initial years of operation. We are working with equipment suppliers to address these problems. Chase Telecommunications has replaced the majority of its network infrastructure in Chattanooga with equipment from a different vendor that we believe is better suited to the high usage patterns of the Cricket service. Replacing system components requires significant expenditures and diverts management's attention from other matters. If our network infrastructure equipment ultimately fails to perform as expected, that failure could have a material adverse effect on our business and financial condition.

We May Experience Difficulties in Constructing and Operating Our
Telecommunications Networks

  We will need to construct new telecommunications networks and expand existing networks. We will heavily depend on suppliers and contractors to successfully complete these complex construction projects. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. In addition, the construction of new telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. Failure to receive these approvals in a timely fashion can delay system rollouts and can raise the costs of completing construction projects. One of our planned Cricket launches has been delayed a few weeks.

  We may not complete construction projects within budget or on a timely basis. A failure to satisfactorily complete construction projects could jeopardize wireless licenses and customer contracts. As a result, a failure of this type could have a material adverse effect on our business and financial condition.

  Even if we complete construction in a timely and cost effective manner, we will also face challenges in managing and operating our telecommunications systems. These challenges include operating and maintaining the telecommunications operating equipment and managing the sales, advertising, customer support, billing and collection functions of the business. Our failure in any of these areas could undermine customer satisfaction, increase customer turnover, reduce revenues and otherwise have a material adverse effect on our business and financial condition.

If We Experience a High Rate of Customer Turnover, Our Costs Could Increase

  Many providers in the U.S. personal communications services, or PCS, industry have experienced a high rate of customer turnover as compared to cellular industry averages. In September 2000, our rate of customer turnover was approximately 5.3%, down from over 7% in May 2000. The rate of customer turnover may be the result of several factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to roam onto cellular networks, affordability, customer care concerns and other competitive factors. Our strategy to address customer turnover may not be successful, or the rate of customer turnover may be unacceptable. In some markets, our competitors have chosen to provide a service plan with pricing similar to the Cricket service, and these competitive factors could also cause increased customer turnover. A high rate of customer turnover could reduce revenues and increase marketing costs in order to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business and financial condition.

Call Volume Under Cricket Flat Price Plans Could Exceed the Capacity of Our Wireless Networks

  Our Cricket strategy in the U.S. is to offer consumers a service plan that allows them to make virtually unlimited local calls for a low, flat monthly rate. Our business plans for this strategy assume that Cricket customers will use their wireless phones for substantially more minutes per month than customers who purchase service from other providers under more traditional plans. We intend to design our U.S. networks to accommodate the expected high call volume. Although we believe CDMA-based networks will be well suited to support high call volumes, if wireless use by Cricket customers exceeds the capacity of our future networks, service quality may suffer, and we may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers. If our planned networks cannot handle the call volumes they experience, our competitive position and business prospects in the U.S. could be materially adversely affected.

The Technologies That We Use May Become Obsolete, Which Would Limit Our Ability to Compete Effectively

  We have employed digital wireless communications technology based on CDMA technology. Other digital technologies may ultimately prove to have greater capacity or features and be of higher quality than CDMA. If another technology becomes the preferred industry standard, we may be at a competitive disadvantage, and competitive pressures may require us to change our digital technology at substantial cost. We may not be able to respond to those pressures or implement new technology on a timely basis, or at an acceptable cost. If CDMA technology becomes obsolete at some time in the future, and we are unable to effect a cost-effective migration path, it could materially and adversely affect our business and financial condition.

If Wireless Handsets Pose Health and Safety Risks, We May Be Subject to New Regulations, and Demand for Our Services May Decrease

  Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC has updated the guidelines and methods it uses for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that digital technologies pose health concerns and cause interference with hearing aids and other medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our wireless service.

The Loss of Key Personnel Could Harm Our Business

  We believe our success depends on the contributions of a number of our key personnel. These key personnel include Harvey P. White, Chairman of the Board and Chief Executive Officer of Leap, and Susan G. Swenson, President and Chief Operating Officer of Leap and Chief Executive Officer of Cricket. If we lose the services of key personnel, that loss could materially harm our business. We do not maintain "key person" life insurance on any employee.

Leap's Stock Price is Volatile

  The stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of any specific public companies. The market price of Leap common stock has fluctuated widely in the past quarter and is likely to continue to fluctuate in the future. Factors that may have a significant impact on the market price of Leap common stock include:

  . future announcements concerning Leap or its competitors, including the announcement of joint development efforts;

  .    changes in the prospects of our business partners or equipment suppliers;

  . delays in the construction of planned Cricket networks and in the general implementation of our business plan;

  .    quality deficiencies in our networks;

  .    results of technological innovations;

  . government regulation, including the FCC's review of Leap's acquisition of wireless licenses;

  . changes in recommendations of securities analysts and rumors that may be circulated about Leap or its competitors; and

  .    public perception of risks associated with our international operations.

  Leap's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in Leap's revenues or earnings or delays in network build-out in any given period relative to the levels and schedule expected by securities analysts could immediately, significantly and adversely affect the trading price of Leap common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of Leap's management's attention and resources which could, in turn, have a material adverse effect on Leap's and our business and financial condition.

Employees

  On October 1, 2000, Cricket employed approximately 365 full time employees.

Item 2.  Properties

  Leap has leased two facilities totaling approximately 60,000 square feet of office space in San Diego, California. Leap currently leases these facilities for sales, marketing, product development and administrative purposes. Approximately 10,000 square feet of these facilities are on a short-term lease.

  In addition, Leap has leased nine facilities for regional and local offices for markets in which it has or expects to launch service. These facilities range from approximately 5,000 to approximately 19,000 square feet. Leap leases approximately 25 retail facilities in markets in which it has launched or intends to launch service that range from shopping center kiosks to stores of up to approximately 2,400 square feet. In addition, Leap has leased 14 facilities for central switch facilities and more than 400 cell sites in markets in which it has launched or intends to launch service.

Item 3.  Legal Proceedings


  In July 1999, the FCC issued an opinion and order that found that Leap was qualified to acquire C-Block and F-Block licenses. The order also approved Leap's acquisition of the 36 C-Block licenses for which Leap was the high bidder in the FCC's 1999 spectrum reauction, and approved the transfer to Leap of three F-Block licenses covering portions of North Carolina, in each case subject to the fulfillment of some conditions. Various parties previously challenged Leap's qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, Carolina PCS Limited Partnership I, L.P., a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco. In July 2000, the FCC affirmed its July 1999 order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and Carolina PCS subsequently appealed the FCC's decision to the U.S. Court of Appeal for the D.C. Circuit. Leap has filed a motion seeking summary dismissal of this appeal, based upon Leap's belief that Carolina PCS has no standing to challenge the FCC's July 2000 order. The FCC has filed in support of Leap's motion, which awaits disposition by the court. Leap believes the arguments of Carolina PCS are without merit and intends to vigorously contest the appeal.

  Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on Cricket Communications Holdings' consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

  Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  All shares of outstanding common stock of Cricket, $0.0001 par value per share, are held by Leap and there is no established public trading market for such shares. As of October 26, 2000, there were 1000 shares of Cricket common stock issued and outstanding.

  In December 1999, Cricket Communications Holdings received promissory notes totaling $2.8 million from three directors of Cricket Communications Holdings and a director of Leap in consideration for the issuance of 473,333 shares of Cricket common stock. The promissory notes bear interest at the rate of 10.0% per annum and were payable on demand. At May 31, 2000, Cricket had received payment of the promissory notes in full.

  On November 11, 1999, Cricket also issued 2,133,067 shares to its parent, Leap, in exchange for $12,798,406 in cash. On December 15, 1999, Cricket issued 9,700,266 shares to its parent, Leap, in exchange for $58,201,594 in cash.

  These shares of Cricket common stock were issued in private placements exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

  During the period from September 1, 1999 to December 31, 1999, options to purchase 600,150 shares of common stock of Cricket Communications Holdings were granted to employees of Cricket Communications Holdings and Leap. These options vest in 5 years except for 30,000 of these options which vest in 6 months. These options have an exercise price ranging from $4 - $6.

  Options granted to employees of Cricket and Leap were exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended.

  In March 2000, Cricket amended the stock option agreements of certain option holders to allow for early exercise of options to purchase unvested stock and provide a right of repurchase for Cricket.

The stock vests over the remaining option vesting period. Cricket may elect to repurchase the unvested shares at the original exercise price. In March 2000, Cricket issued 855,667 shares of common stock pursuant to such amended stock option agreements. Of the total proceeds of $2.1 million, $1.7 million was received by Leap and reduced accounts payable to Leap.

  In June 2000, through a subsidiary merger, Leap acquired the 5.11% of Cricket Communications Holdings that it did not already own. These shares were owned by individuals, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of Cricket Communications Holdings common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and non-assessable share of Leap common stock. As a result, an aggregate of 1,048,628 shares of Leap's common stock were issued. Leap also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of its common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and the warrant assumed in excess of the carrying value of the minority interest will be allocated to goodwill. In addition, Leap assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap's common stock. Each issued and outstanding share of Cricket Communications Holdings common stock held by Leap was cancelled and each issued and outstanding share of common stock of the merger subsidiary was converted into one share of Cricket Communications Holdings common stock.

  In June 2000, subsequent to the merger, Leap contributed $369.7 million in cash funding and other assets to Cricket.


Item 6.  Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

    These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements included elsewhere in this report.

                                                                    Period from
                                                                  December 1, 1996                                  Period from
                                                                   (Inception) to                                 September 1 to
                                                                     August 31,        Year Ended August 31,       December 31,
                                                                                      --------------------------------------------
                                                                        1997              1998          1999         1999
                                                                  ----------------    ------------   -----------  -------------
Statement of Operations Data:
General and administrative expenses.........................       $            --      $    (8,896)  $ (16,545)   $     (4,500)
Equity in net loss of unconsolidated
  wireless operating company................................                (4,000)         (11,801)    (20,900)         (9,723)
Interest income.............................................                    --               --           9             260
Interest expense............................................                    --               --          --          (1,859)
                                                                   ---------------      -----------   ---------    ------------
  Net loss..................................................       $        (4,000)     $   (20,697)  $ (37,436)   $    (15,822)
                                                                   ===============      ===========   =========    ============

                                                                                                        As of
                                                                              As of August 31,       December 31,
                                                                      ---------------------------
                                                                           1998         1999            1999
                                                                      ------------  -------------   -------------
                         Balance Sheet Data:
                         Cash and cash equivalents...............      $        --    $        --      $       --
                         Working capital (deficit)...............           (4,551)        (6,924)         (6,272)
                         Total assets............................               --             --           9,279
                         Long-term debt..........................               --             --         (10,421)
                         Stockholders' deficit...................           (4,551)        (6,924)         (7,414)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and related notes.

  Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of Cricket's future. It is based on current information, which Cricket has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Cricket's actual results could differ materially from those stated or implied by such forward looking statements due to risks and uncertainties associated with Cricket's business. Factors that could cause actual results to differ include but are not limited to: changes in the economic conditions of the various markets Cricket serves which could adversely affect the market for wireless services; the ability of Leap or its operating companies, including Cricket, to access capital markets; Cricket's ability to roll out networks in accordance with its plans; failure of the systems to perform according to expectations; the effect of competition; the acceptance of the product offering by our target customers; Cricket's ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the closing of transactions described in this report; rulings by courts or the FCC adversely affecting Leap's rights to own and/or operate certain wireless licenses; as well as other factors detailed in our SEC filings. The forward-looking statements should be considered in the context of these and other risk factors detailed in the section entitled "Risk Factors" included elsewhere in this report. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.

Overview

  Cricket Communications Holdings, a wholly-owned subsidiary of Leap Wireless International, Inc., is a wireless communications carrier with an innovative approach to providing digital wireless service that is designed to appeal to the mass market. We intend to transform wireless into a mass consumer product by deploying customer-oriented, low-cost, simple wireless services. We generally seek to address a much broader population segment than incumbent wireless operators have addressed to date. In the United States, we are employing a unique business strategy to extend the benefits of mobility to the mass market by offering digital wireless service under the brand name Cricket that is as simple as, and priced at rates competitive with, traditional landline service. Chase Telecommunications, Inc., a company we acquired in March 2000, introduced Cricket service in Chattanooga and Nashville, Tennessee in March 1999 and January 2000, respectively. Cricket service is operated by Cricket Communications, Inc., our wholly owned subsidiary.

  In June 2000, through a subsidiary merger, Leap acquired the 5.11% of Cricket Communications Holdings that it did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of our common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and non-assessable share of Leap common stock. As a result, an aggregate of 1,048,635 shares of Leap common stock were issued. Leap also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of its common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest was allocated to goodwill. In addition, Leap assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap common stock.

  We are in the early stages of development and our financial results continue to reflect the considerable investment associated with completion of our network build-outs and the initial launch of commercial service in new markets. As we continue to expand our operations, our net operating losses are expected to grow.

  The term "operating company" refers to Chase Telecommunications.

Recent Acquisitions

  Chase Telecommunications. In March 2000, Leap and Cricket Communications Holdings completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $138.0 million (with a fair value of approximately $131.3 million), a warrant to purchase 1% of our common stock (which has been converted into a right to acquire 202,566 shares of Leap common stock) at an exercise price of $1.0 million (which had a fair value of approximately $15.3 million at the acquisition date determined using the Black Scholes option pricing model), and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. Leap purchased the wireless licenses and related FCC debt and Cricket Communications Holdings acquired all the outstanding common stock of Chase Telecommunications, Inc., a subsidiary of Chase Telecommunications Holdings. Under the purchase method of accounting, the total estimated fair value of the acquisition of Chase Telecommunications by Cricket Communications Holdings was $80.9 million, of which $43.2 million has been allocated to property and equipment and other assets and $37.7 million has been allocated to intangible assets, primarily goodwill, which is being amortized over 20 years.

Presentation

  The wireless licenses used by us to offer Cricket Service are owned by Leap. We plan to enter into long-term licensing agreements with Leap for the use of the licenses. In 1999 and 2000, Leap has acquired or agreed to acquire a number of additional wireless licenses throughout the United States.

  On July 31, 2000, our Board of Directors elected to change our fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year end, we are required to issue consolidated financial statements as of and for the four month period ended December 31, 1999.

Four Months Ended December 31, 1999 Compared to Four Months Ended December 31, 1998

  We incurred a net loss of $15.8 million during the four month period ended December 31, 1999 compared to a net loss of $10.2 million in the corresponding period of the prior year. The increase relates primarily to increased funding of Chase Telecommunications losses and increased general and administrative expenses.

  We incurred $4.5 million of general and administrative expenses during the four month period ended December 31, 1999, compared to $1.5 million in the corresponding period of the prior year. The increase over the corresponding period of the prior year was due to increased staffing and business development activities. We expect that general and administrative expenses will increase in the future as a result of ongoing business development efforts on current and new projects.

  We expect substantial growth in subscribers, operating revenues and operating expenses as a result of our acquisition and consolidation of Chase Telecommunications in March 2000 and the planned development and launch of Cricket services in multiple U.S. markets.

  Equity in net loss of Chase Telecommunications Holdings was $9.7 million during the four month period ended December 31, 1999 compared to $8.7 million in the corresponding period of the prior year, primarily due to our increased funding of expenditures incurred by Chase Telecommunications in launching service in Nashville, Tennessee in late January 2000.

  Interest expense was $1.9 million during the four month period ended December 31, 1999, compared to $0 in the corresponding period of the prior year. Interest expense related to borrowings under our credit agreement with Lucent for loans to Chase Telecommunications Holdings. We expect interest expense to increase substantially in the future due to new financing agreements with infrastructure equipment vendors and expected additional borrowings used to fund the construction of wireless networks in various markets across the United States.

Year Ended August 31, 1999 Compared to Year Ended August 31, 1998

  We incurred a net loss of $37.4 million in the year ended August 31, 1999 compared to a net loss of $20.7 million in the year ended August 31, 1998. The increase resulted from start-up costs and increased equity in net loss of Chase Telecommunications Holdings.

  We incurred $16.5 million of general and administrative expenses in the year ended August 31, 1999 compared to $8.9 million in the year ended August 31, 1998. The increase resulted from start-up costs.

  Equity in net loss of Chase Telecommunications Holdings was $20.9 million in the year ended August 31, 1999 compared to $11.8 million in the year ended August 31, 1998. The increase in our share of the net loss of Chase Telecommunications Holdings related primarily to an increase in our loans to Chase Telecommunications Holdings. Chase Telecommunications Holdings launched its traditional mobile service in the U.S. in September 1998 and re-launched service utilizing Leap's Cricket wireless concept in March 1999.

Year Ended August 31, 1998 Compared to the Period from December 1, 1996 (inception) to August 31, 1997

  General and administrative expenses were $8.9 million for the year ended August 31, 1998, compared to $0.0 million for the period from December 1, 1996 (inception) to August 31, 1997. The increase was due principally to start-up costs.

  Equity in net loss of Chase Telecommunications Holdings for the year ended August 31, 1998 was $11.8 million, compared to $4.0 million in the period from December 1, 1996 (inception) to August 31, 1997. The increase is primarily due to Chase Telecommunications Holdings beginning its network planning and initial build-out activities.

Liquidity and Capital Resources

General

  Over the next twelve months from October 2000, we have budgeted a total of approximately $1,233.0 million for capital expenditures for the build-out of Cricket networks and to fund operating losses. Our actual expenditures may vary significantly depending upon the progress of the build-out of our networks and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

  In February 2000, Leap completed the offering of senior and senior discount notes for proceeds totaling $536.6 million, of which approximately $411.2 million was contributed to Cricket Communications Holdings. The notes are guaranteed by us.

  As of September 30, 2000, we had a total of approximately $1,871.2 million in unused capital resources for our future cash needs as follows:

  . approximately $380.2 million in consolidated cash, cash equivalents and investments on hand; and

  . approximately $1,491.0 million in commitments under vendor financing arrangements with Lucent Technologies, Nortel Networks and Ericsson, with availability based on a ratio of the total amounts of products and services purchased.

  Accordingly, we believe that we have adequate capital resources to fund our operations for the next twelve months.

  We expect to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while we continue to build-out our networks and build our customer base. Our ability to satisfy our debt repayment obligations and covenants depends upon our future performance, which is subject to a number of factors, many of which are beyond our control. We cannot guarantee that we will generate sufficient cash flow from our operating activities to meet our debt service and working capital requirements, and we may need to refinance our indebtedness. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors, some of which may be beyond our control. In addition, if we do not generate sufficient cash flow to meet our debt service requirements or if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

  We expect that we will require significant additional financing over the next several years to substantially complete the build-out of our planned wireless networks in the U.S. These capital requirements include capital expenditures for network construction, operating cash flow losses and other working capital costs and debt service. As is typical for start-up telecommunications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. Leap is exploring other debt and equity financing alternatives, including the sale from time to time of convertible preferred stock, convertible debentures and other debt and equity securities. However, Leap may not be able to raise additional capital on terms that are acceptable to it, or at all.

In February 2000, Leap completed a public offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters' discounts and commissions and other offering expenses, Leap received $82.72 per share, or $330.0 million in the aggregate. Leap has announced that it intends to use a substantial portion of the net proceeds from the equity offering and the units offering for capital expenditures for the build out of Cricket networks, to fund operating losses expected to be incurred by the Company, for the completed acquisition of substantially all of the assets of Chase Telecommunications Holdings in March 2000 and to acquire additional wireless licenses to be used by the Company to offer Cricket service.

Credit Facilities and Other Financing Arrangements

  Lucent Equipment Financing. In September 1999, Cricket Communications agreed to purchase up to $330.0 million of infrastructure products and services from Lucent Technologies, Inc., and in June 2000 increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings by Cricket Communications, which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on total amounts of products and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. Borrowings under the Lucent credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the Lucent credit agreement, together with the obligations under similar facilities from Nortel Networks, Inc. and Ericsson Wireless Communications, Inc., are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. At September 30, 2000, Cricket Communications had $308.8 million outstanding under the Lucent credit agreement.

  Nortel Equipment Financing. In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel Networks, Inc. for the purchase of infrastructure products and services. Nortel agreed to finance these purchases plus additional working capital under a credit facility. The credit facility permits up to $525.0 million in total borrowings, with borrowing availability based on a ratio of the total amount of products and services purchased from Nortel. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Lucent and Ericsson, are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule.

  Ericsson Equipment Financing. In October 2000, Cricket Communications entered into a three-year supply agreement with Ericsson for the purchase of up to $330.0 million of infrastructure products and services. Ericsson Credit AB agreed to finance these purchases plus additional working capital under a credit facility. These agreements amended and replaced the binding memorandum of agreement between the parties dated September 20, 1999. The credit facility permits up to $495.0 million in total borrowings, with borrowing availability based on a ratio of the total amount of products and services purchased from Ericsson. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Lucent and Nortel, are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule.

  Cricket Communications, Lucent, Nortel and Ericsson have entered into an agreement pursuant to which Lucent, Nortel and Ericsson agreed to share collateral and the parties agreed that Cricket Communications' total outstanding balance of loans to the three vendor shall not exceed $1,800.0 million.

Operating Activities

  We used $0.9 million in cash for operating activities during the four month period ended December 31, 1999, compared to $1.5 million in the corresponding period of the prior year. The decrease is primarily attributable to higher accounts payable and accrued liabilities balances, offset by a larger net loss, attributable to continued start-up activities. We expect that cash used in operating activities will increase substantially in the future as a result of activities related to the launch of our U.S. networks.

  We used $14.2 million in cash for operating activities in the year ended August 31, 1999, compared to $4.3 million in the year ended August 31, 1998 and $0.0 million in the period from December 1, 1996 (inception) to August 31, 1997.

Investing Activities

  Cash used in investing activities was $10.2 million during the four month period ended December 31, 1999 compared to $8.7 million in the corresponding period of the prior year. Investments during the four month period ended December 31, 1999 consisted of loans to Chase Telecommunications of $9.7 million and capital expenditures.

  Cash used in investing activities was $20.9 million in the year ended August 31, 1999 compared to $11.8 million in the year ended August 31, 1998 and $4.0 million in the period from December 1, 1996 (inception) to August 31, 1997. All investments in the years ended August 31, 1999 and 1998 and the period from December 1, 1996 (inception) to August 31,1997 consisted of investments in and loans to Chase Telecommunications Holdings.

Financing Activities

  Cash provided by financing activities was $11.1 million during the four month period ended December 31, 1999 compared to $10.2 million in the corresponding period of the prior year. Cash provided during both periods relates to parent company investments and advances to fund start-up activities and operations.

  Cash provided by financing activities during the year ended August 31, 1999 amounted to $35.1 million, primarily from $34.0 million of funding from Leap. Cash provided by financing activities during the year ended August 31, 1998 of $16.1 million and the period from December 1, 1996 (inception) to August 31, 1997 of $4.0 million represented Leap's investment and advances.

Future Accounting Requirements

  In June 1998, the Financial Accounting Standards Board issued ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138 which amended SFAS No. 133 for certain derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. We do not expect that the adoption of SFAS No. 133 will have a material impact on our consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the Staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the quarter ending December 31, 2000. We do not expect that the adoption of SAB No. 101 will have a material impact on our consolidated financial position or results of operations.

  In March 2000, the FASB issued Financial Accounting Standards Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We do not expect that the adoption of FIN 44 will have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. For a description of our long-term debt obligations, see Note 4 to the Consolidated Financial Statements which are included in Item 8 of this report. The general level of

U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of December 31, 1999, the principal amounts of our variable rate long-term debt obligations amounted to approximately $10.4 million. An increase of 10% in interest rates would increase our interest expense for the year 2000 by approximately $0.1 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the year 2000.

Item 8.  Financial Statements and Supplementary Data

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Cricket Communications Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' deficit present fairly, in all material respects, the financial position of Cricket Communications Holdings, Inc. and its subsidiary at December 31, 1999 and August 31, 1999 and 1998, and the results of their operations and their cash flows for the period from September 1, 1999 to December 31, 1999, for the years ended August 31, 1999 and 1998 and for the period from December 1, 1996 (inception) to August 31, 1997 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California
October 30, 2000

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                     August 31,
                                                            December 31,      ---------------------------
                                                               1999              1999            1998
                                                            -----------       -----------     -----------
Assets
Property and equipment, net..........................       $       505       $        --     $        --
Investments in and loans receivable from
  unconsolidated wireless operating company..........             8,562                --              --
Other assets.........................................               212                --              --
                                                            -----------       -----------     -----------
    Total assets.....................................       $     9,279       $        --     $        --
                                                            ===========       ===========     ===========

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities.............       $     6,272       $     6,924     $     4,551
                                                            -----------       -----------     -----------
    Total current liabilities........................             6,272             6,924           4,551
Long-term debt.......................................            10,421                --              --
                                                            -----------       -----------     -----------
    Total liabilities                                            16,693             6,924           4,551
                                                            -----------       -----------     -----------

Contingencies (Note 9)

Stockholders' deficit:
  Preferred stock - authorized 200,000 shares; $.0001
   par value, no shares issued and outstanding.......                --                --              --
  Common stock - authorized 75,000,000 shares; $.0001
   par value, 64,306,766, 52,000,100 and 100 shares
   issued and outstanding at December 31, 1999 and
   August 31, 1999 and 1998, respectively............                 6                 5              --
  Additional paid-in capital.........................           125,868            52,029              --
  Parent's investment and advances...................                --             4,115          20,146
  Notes receivable from stockholders.................           (55,304)             (906)             --
  Deferred compensation..............................               (29)              (34)             --
  Accumulated deficit................................           (77,955)          (62,133)        (24,697)
                                                            -----------       -----------     -----------
    Total stockholders' deficit......................            (7,414)           (6,924)         (4,551)
                                                            -----------       -----------     -----------
    Total liabilities and stockholders' deficit......       $     9,279       $        --     $        --
                                                            ===========       ===========     ===========

         See accompanying notes to consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)


                                                                                             Period from
                                            Period from                                      December 1,
                                            September 1,            Year Ended                  1996
                                              1999 to                 August 31,            (Inception) to
                                            December 31,     ------------------------         August 31,
                                               1999             1999          1998               1997
                                            ------------     ----------    ----------       --------------
General and administrative
  expenses...........................       $     (4,500)    $  (16,545)   $   (8,896)      $           --
Equity in net loss of unconsolidated
  wireless operating company.........             (9,723)       (20,900)      (11,801)              (4,000)
Interest income......................                260              9            --                   --
Interest expense.....................             (1,859)            --            --                   --
                                            ------------     ----------    ----------       --------------
    Net loss.........................       $    (15,822)    $  (37,436)   $  (20,697)      $       (4,000)
                                            ============     ==========    ==========       ==============

         See accompanying notes to consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)



                                                              Period from                                     Period from
                                                              September 1,           Year Ended             December 1, 1996
                                                                1999 to              August 31,              (Inception) to
                                                              December 31,    -----------------------          August 31,
                                                                  1999          1999          1998                1997
                                                              ------------    ---------     ---------       ----------------
Operating activities:
  Net loss...............................................     $   (15,822)    $ (37,436)    $ (20,697)      $         (4,000)
  Adjustments to reconcile net
    loss to net cash used in operating activities:
    Equity in net loss of unconsolidated
      wireless operating company.........................           9,723        20,900        11,801                  4,000
    Interest accrued to loans receivable and
     payable, net........................................           1,569            (9)           --                     --
    Stock-based compensation.............................               5            --            --                     --
    Changes in assets and liabilities:
      Other assets.......................................            (212)           --            --                     --
      Accounts payable and accrued liabilities...........           3,878         2,373         4,551                     --
                                                              -----------     ---------     ---------       ----------------
Net cash used in operating activities....................            (859)      (14,172)       (4,345)                    --
                                                              -----------     ---------     ---------       ----------------
Investing activities:
  Purchase of property and equipment                                 (505)           --            --                     --
  Investment in and loans to
    unconsolidated wireless operating company............          (9,723)      (20,900)      (11,801)                (4,000)
                                                              -----------     ---------     ---------       ----------------
Net cash used in investing activities....................         (10,228)      (20,900)      (11,801)                (4,000)
                                                              -----------     ---------     ---------       ----------------
Financing activities:
  Exercise of stock options..............................               --        1,103            --                     --
  Parent's investment and advances.......................           11,087       33,969        16,146                  4,000
                                                              ------------    ---------     ---------       ----------------
Net cash provided by financing
  activities.............................................           11,087       35,072        16,146                  4,000
                                                              ------------    ---------     ---------       ----------------
Net change in cash ......................................               --           --            --                     --
Cash at beginning of period..............................               --           --            --                     --
                                                              ------------    ---------     ---------       ----------------
Cash at end of period....................................     $         --    $      --     $      --       $             --
                                                              ============    =========     =========       ================

Supplemental disclosure of non-cash investing and
financing activities:
    Issuance of common stock upon conversion of advances
     from parent.........................................     $     15,202    $      --     $      --       $             --
    Issuance of common stock for notes receivable and
     settlement of accounts payable......................     $     58,638    $     897     $      --       $             --
    Long-term financing for loans to unconsolidated
     wireless operating company..........................     $      8,562    $      --     $      --       $             --

         See accompanying notes to consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                (in thousands)

                                                                        Parent's     Notes
                                                           Additional  Investment  Receivable
                                                             Paid-in      and        from         Deferred    Accumulated
                                          Shares   Amount    Capital    Advances  Stockholders  Compensation    Deficit      Total
                                          ------  --------  ---------   --------  ------------  ------------    -------    --------
Balance at December 1, 1996
     (inception).........................     --  $     --  $      --   $     --  $         --  $         --  $        --  $     --
  Parent's investment and advances.......     --        --         --      4,000            --            --           --     4,000
  Net loss...............................     --        --         --         --            --            --       (4,000)   (4,000)
                                          ------  --------  ---------   --------  ------------  ------------  -----------  --------
Balance at August 31, 1997...............     --        --         --      4,000            --            --       (4,000)       --
  Parent's investment and advances.......     --        --                16,146            --            --           --    16,146
  Net loss...............................     --        --         --         --            --            --      (20,697)  (20,697)
                                          ------  --------  ---------   --------  ------------  ------------  -----------  --------
Balance at August 31, 1998...............     --        --         --     20,146            --            --      (24,697)   (4,551)
  Parent's investment and advances.......     --        --                33,969            --            --           --    33,969
  Net assets distributed by parent....... 50,000         5     49,995    (50,000)           --            --           --        --
  Exercise of stock options..............  2,000        --      2,000         --          (897)           --           --     1,103
  Interest accrued on notes
    receivable from stockholders.........     --        --         --         --            (9)           --           --        (9)
  Deferred compensation..................                          34                                    (34)                   --
  Net loss...............................     --        --         --         --            --            --      (37,436)  (37,436)
                                          ------  --------  ---------   --------  ------------  ------------  -----------  --------
Balance at August 31, 1999............... 52,000         5     52,029      4,115          (906)          (34)     (62,133)   (6,924)
  Parent's investment and advances.......     --        --                11,087            --                         --    11,087
  Issuance of common stock to parent upon
    conversion of advances and for
    notes receivable and settlement of
    accounts payable..................... 11,834         1     70,999    (15,202)      (51,268)           --           --     4,530
  Issuance of common stock to related
    parties..............................    473        --      2,840         --        (2,840)           --           --        --
  Interest accrued on notes
    receivable from stockholders.........     --        --         --         --          (290)           --           --      (290)
  Amortization of deferred compensation..     --        --         --         --            --             5           --         5
  Net loss...............................     --        --         --         --            --            --      (15,822)  (15,822)
                                          ------  --------  ---------   --------  ------------  ------------  -----------  --------
Balance at December 31, 1999............. 64,307  $      6  $ 125,868   $     --  $    (55,304) $        (29) $   (77,955) $ (7,414)
                                          ======  ========  =========   ========  ============  ============  ===========  ========

         See accompanying notes to consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company

     The Company and Nature of Business

     Cricket Communications Holdings, Inc. (the "Company" or "Cricket Communications Holdings"), a wholly owned subsidiary of Leap Wireless International, Inc. ("Leap"), is a wireless communications carrier that is deploying and operating a low-cost, flat-rate wireless service in the United States. The Company's service is operated by its wholly owned subsidiary Cricket Communications, Inc. ("Cricket Communications") and is marketed under the name "Cricket". Cricket service was introduced in March 1999 in Tennessee using the existing infrastructure of Chase Telecommunications, Inc. ("Chase Telecommunications"), a company that Cricket Communications Holdings acquired in March 2000 (See Note 3). The Company has introduced Cricket service in other markets in Tennessee in 2000 and plans to introduce Cricket service to additional markets in the United States in the future. The Company is comprised of one business segment and all of its customers and long-lived assets are located in the United States.

     The wireless licenses used by the Company to offer Cricket service are owned by Leap. The Company plans to enter into long-term licensing agreements with Leap for the use of the licenses. In 1999 and 2000, Leap has acquired or agreed to acquire a number of additional wireless licenses throughout the United States. Each of the pending agreements is subject to customary closing conditions, including Federal Communications Commission ("FCC") approval, but no assurance can be given that they will be closed on schedule or at all.

     In July 1999, the FCC issued an opinion and order that found Leap was qualified to acquire and operate C-Block and F-Block PCS spectrum licenses in the United States, subject to specified conditions. The order also approved Leap's acquisition of 36 licenses in the federal government's reauction of broadband PCS spectrum licenses and approved the transfer of three licenses in North Carolina to Leap. Another wireless company has appealed the FCC's order. Although Leap believes that the appeal will be denied, there can be no assurance that it will prevail in connection with any further judicial review of the order or that it will otherwise remain qualified to hold C-Block or F-Block spectrum licenses.

  The FCC's grants of Leap's C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC in the opinion and order has been satisfied. Leap has a continuing obligation, during the designated entity holding period for its C-Block and F-Block licenses, to limit its debt to Qualcomm to 50% or less of its outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of Leap's board of directors or a majority of its officers. If Leap fails to continue to meet any of the conditions imposed by the FCC or otherwise fails to maintain its qualification to own C-Block and F-Block licenses, that failure would have a material adverse effect on the Company's financial condition and business prospects.

     Incorporation, Capitalization and Basis of Presentation

     Cricket Communications Holdings was incorporated in Delaware on August 24, 1998 by Qualcomm Incorporated ("Qualcomm"). On June 22, 1999, Leap transferred to Cricket Communications Holdings its 7.2% equity interest in Chase Telecommunications Holdings, Inc. ("Chase Telecommunications Holdings") and indebtedness of Chase Telecommunications, a subsidiary of Chase Telecommunications Holdings, owed to Leap, as well as certain additional assets and liabilities. Leap purchased its equity interest in Chase Telecommunications Holdings in December 1996. The financial statements reflect the financial position, results of operations, cash flows and changes in stockholders' deficit of the business that was transferred to the Company from Leap as if: (i) the Company was a separate entity for all periods presented, and (ii) the investment in Chase Telecommunications Holdings and loans to Chase Telecommunications were entered into by the Company. The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company's business. The Company had no cash from December 1, 1996 (inception) through December 15, 1999. During this period, when Company purchases were made, liabilities paid or investments and loans made, the cash used by the Company was provided by Leap. Leap's investment and advances up to December 15, 1999 have been converted into common stock of the Company.

     The consolidated financial statements include the allocation of shared general and administrative costs with Leap. Labor and other direct costs of Leap have been allocated to the Company based on estimates of incremental efforts expended and incremental costs incurred related to the Company's business. The Company's share of these costs were $0.8 million for the period from September 1, 1999 to December 31, 1999 and $0.4 million for the year ended August 31, 1999. Management believes these allocations reasonably approximate costs incurred by Leap on behalf of the Company's operations. However, the costs as allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity.

     Change in Year End

     On July 31, 2000, the Board of Directors of the Company elected to change the Company's fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year end, the Company is required to issue consolidated financial statements as of December 31, 1999 and for the period from September 1, 1999 to December 31, 1999.

     Financing Risks

     The Company experienced net losses totaling $78.0 million for the period from December 1, 1996 (inception) to December 31, 1999. The Company is in the early stages of developing and deploying its wireless network. The Company's wireless systems require significant expenditures, a substantial portion of which is incurred before corresponding revenues are generated. In addition, the Company is highly leveraged which will lead to significant interest expense and principal repayment obligations. The Company expects to incur significant expenses in advance of generating revenues and, as a result, to incur substantial additional losses in the foreseeable future. There can be no assurance that the Company will achieve or sustain profitability in the future. Furthermore, there can be no assurance that the Company will generate sufficient cash flows to meet its debt obligations or successfully refinance any of its debt at maturity.

     Cricket Communications has credit agreements with three infrastructure vendors that permit up to a total of $1,800.0 million in borrowings for products and services and additional working capital (see Notes 4 and 11). In February 2000, Leap received $330.0 million in net proceeds from an underwritten public offering (the "Equity Offering") of its common stock and received $536.6 million in net proceeds from the issuance of units (the "Units Offering") consisting of notes and warrants. The notes are guaranteed by the Company. Leap has announced that it intends to use a substantial portion of the net proceeds from the Equity Offering and the Units Offering for capital expenditures for the build out of Cricket networks, to fund operating losses expected to be incurred by the Company, for the completed acquisition of substantially all of the assets of Chase Telecommunications Holdings in March 2000 (see Note 3) and to acquire additional wireless licenses to be used by the Company to offer Cricket service. However, Leap and the Company will require substantial additional financing to build out and operate the Company's planned networks and to acquire additional spectrum used in Cricket Communications' business. Most of this financing will be obtained from vendor financing arrangements and capital contributions from Leap. If Leap or the Company do not obtain additional financing, the Company expects that the scope of its planned network build out will be reduced. There can be no assurance that Leap or the Company will be able to obtain the additional financing the Company requires on acceptable terms, or at all. The failure of Leap and the Company to obtain sufficient financing and build out networks as planned would have a significant adverse effect on the Company's ability to become profitable, meet its debt obligations and achieve its business objectives.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Cricket Communications Holdings and its wholly owned subsidiary, Cricket Communications. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Use of Estimates in Financial Statement Preparation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of the Company's long-term debt approximates fair value due to its risk adjusted market rate of interest.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, generally as follows:

                                            Estimated
         Description                        Useful Life
         -----------                        -----------
         Buildings and Infrastructure       Ten Years
         Computer Equipment and Other       Two to Five Years


     Leasehold improvements, which are included in buildings and infrastructure, are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Repairs and maintenance costs are expensed as incurred.

     Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the expected undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

     Advertising and Promotion Costs

     The Company expenses advertising and promotion costs as they are incurred.

     Comprehensive Income (Loss)

     Comprehensive income (loss) for all periods presented consists solely of net loss.

     Stock-based Compensation

     The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. The Company provides pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Stock-based compensation is amortized over the vesting periods of the stock awards.

     Income Taxes

     Current income tax benefit (expense) is the amount expected to be receivable (payable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

     Future Accounting Requirements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138 which amended SFAS No. 133 for certain derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the Staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending December 31, 2000. The Company does not expect that the adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

     In March 2000, the FASB issued Financial Accounting Standards Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock option or award plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material effect on its consolidated financial position or results of operations.

3.   Investment in and Loans to Chase Telecommunications Holdings

     At December 31, 1999, the Company owned 7.2% of the outstanding capital stock of Chase Telecommunications Holdings. The Company also provided a working capital facility to Chase Telecommunications, which was increased from $50.0 million to $65.0 million in February 2000. Borrowings under the facility are subject to interest at an annual rate of prime plus 4.5%. At December 31, 1999, borrowings under the facility totaled $56.3 million, including $5.0 million of accrued and capitalized interest. Because the facility was the only source of working capital for Chase Telecommunications Holdings and its subsidiaries, the Company has recognized 100% of the consolidated net losses of Chase Telecommunications Holdings to the extent of its investment and loans. As a result, the carrying values of the Company's investment in Chase Telecommunications Holdings and loans to Chase Telecommunications under the facility have been reduced to zero.

     In March 2000, Leap and the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $138.0 million (with a fair value of $131.3 million), a warrant to purchase 1% of the common stock of the Company at an exercise price of $1.0 million (which had a fair value of approximately $15.3 million at the acquisition date determined using the Black Scholes option pricing model), and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. Leap purchased the wireless licenses and related FCC debt and Cricket Communications Holdings acquired all the outstanding capital stock of Chase Telecommunications, a subsidiary of Chase Telecommunications Holdings. Under the purchase method of accounting, the total estimated fair value of the acquisition of Chase Telecommunications was $ 80.9 million, of which $43.2 million has been allocated to property and equipment and other assets and $37.7 million has been allocated to intangible assets, primarily goodwill, which is being amortized over 20 years.

     From September 1, 1999 to December 31, 1999, the Company purchased equipment and services required by Chase Telecommunications and then resold the equipment and services to Chase Telecommunications on substantially similar terms (see Note 4). As of December 31, 1999, a total of $8.6 million of equipment had been purchased and resold to Chase Telecommunications.

     Condensed consolidated financial information for Chase Telecommunications Holdings is summarized as follows (in thousands):

                                                                          August 31,
                                                 December 31,     -------------------------
                                                     1999            1999           1998
                                                 ------------     ----------     ----------
Current assets...............................    $      3,865     $    5,963     $    7,776
Non-current assets...........................          89,020         87,282         83,528
Current liabilities..........................          (6,397)        (4,063)        (2,925)
Non-current liabilities......................        (180,901)      (148,501)      (119,976)
                                                 ------------     ----------     ----------
   Total stockholders' deficit...............         (94,413)       (59,319)       (31,597)
Other stockholders' share of deficit.........         (87,615)       (55,048)       (29,322)
                                                 ------------     ----------     ----------
Company's share of deficit...................    $     (6,798)    $   (4,271)    $   (2,275)
                                                 ============     ==========     ==========
   Investment in and loans receivable from
      Chase Telecommunications Holdings......    $      8,562     $       --     $       --
                                                 ============     ==========     ==========

                                                                                                 Period from
                                                       Period from,                              December 1,
                                                       September 1,                                  1996
                                                         1999 to        Year Ended August 31,   (Inception) to
                                                       December 31,    ------------------------   August 31,
                                                           1999           1999         1998          1997
                                                       ------------    -----------  -----------   -----------
Operating revenues...............................      $      3,142    $     4,389  $        21   $        --
                                                       ------------    -----------  -----------   -----------

Operating losses.................................           (18,681)       (16,282)      (4,915)       (4,960)
Other income (expense), net......................            (7,633)       (15,543)     (18,088)      (18,796)
                                                       ------------    -----------  -----------   -----------

   Net loss......................................           (26,314)       (31,825)     (23,003)      (23,756)
Other stockholders' share of net loss............           (15,127)        (7,429)     (11,202)      (19,756)
                                                       ------------    -----------  -----------   -----------

Company's share of net loss......................           (11,187)       (24,396)     (11,801)       (4,000)
Elimination of intercompany transactions.........             1,464          3,496           --            --
                                                       ------------    -----------  -----------   -----------
   Equity in net loss of Chase Telecommunications
   Holdings......................................      $    (9,723)    $   (20,900) $   (11,801)  $    (4,000)
                                                       ============    ===========  ===========   ===========

4.   Lucent Credit Agreement

     In September 1999, Cricket Communications agreed to purchase up to $330.0 million of infrastructure products and services from Lucent Technologies, Inc. ("Lucent"), and in June 2000, increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased by Cricket Communications. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings by Cricket Communications, which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on a ratio of the total amounts of equipment and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Nortel Networks, Inc. ("Nortel") and Ericsson Wireless Communications, Inc. ("Ericsson"), are secured by all of the stock of Cricket Communications, its subsidiaries, and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay Lucent a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. At December 31, 1999, the Company had $10.4 million outstanding under the Lucent credit agreement related to Cricket Communications' purchase of products and services required by Chase Telecommunications and the resale of the products and services to Chase Telecommunications on substantially similar terms.

     The scheduled principal repayments for the Lucent credit agreement at December 31, 1999 are as follows (in thousands):

                    Year ending December 31:
                    -----------------------
                    2000.......................................     $     --
                    2001.......................................           --
                    2002.......................................          521
                    2003.......................................        1,303
                    2004.......................................        1,824
                    Thereafter.................................        6,773
                                                                    --------
                              Total............................     $ 10,421
                                                                    ========

5.   Related Party Transactions

     Leap Wireless International, Inc.

     In November and December 1999, the Company issued 2,133,067 shares of its common stock to Leap related to the conversion of investments and advances totaling $15.2 million provided to the Company from June 22, 1999 to December 15, 1999 and 9,700,266 shares of its common stock to Leap for a promissory note of $51.3 million and the settlement of accounts payable in the amount of $4.5 million. The promissory note bore interest at the rate of 10.0% per annum and was payable on demand. At December 31, 1999, the outstanding balance of the promissory note totaled $51.3 million, including $0.2 million of accrued interest. In March and April 2000, Leap repaid the promissory note in full.

     Other Related Parties

     In December 1999, the Company issued 473,333 shares of its common stock to three directors of the Company and a director of Leap for promissory notes totaling $2.8 million. The promissory notes bore interest at the rate of 10.0% per annum and were payable on demand. At December 31, 1999, the outstanding balance of the promissory notes, including accrued interest, totaled $2.8 million. In April and May 2000, the promissory notes were paid in full.

6.   Benefit Plans

     Employee Savings and Retirement Plan

     The Company's employees are eligible to participate in Leap's 401(k) plan established in September 1998 that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based on earnings. Matching contributions were $58,000 and $36,000 for the period from September 1, 1999 to December 31, 1999 and for the year ended August 31, 1999, respectively.

     Executive Retirement Plan

     The Company's employees are eligible to participate in Leap's voluntary retirement plan that allows eligible executives to defer up to 100% of their income on a pre tax basis. On a quarterly basis, participants receive up to a 10% match of their income in the form of Leap's common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Leap match are unsecured and subject to the claims of the general creditors of Leap. For the period from September 1, 1999 to December 31, 1999 and for the year ended August 31, 1999, 285 shares and 111 shares, respectively, of Leap common stock were allocated under the plan for the Company's employees and Leap's matching contribution amounted to $13,000 and $2,000, respectively.

     Stock Option Plans

     In June 1999, the Company adopted the Cricket Communications 1999 Stock Option Plan (the "1999 Cricket Plan") that allows the board of directors to grant options to selected employees, directors and consultants to purchase shares of the Company's common stock. A total of 7,600,000 shares of common stock were reserved for issuance under the 1999 Cricket Plan. The 1999 Cricket Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Generally, options vest over a five-year period and are exercisable for up to ten years from the grant date.

     In July 1999, a total of 2,000,000 options granted to three directors of the Company were exercised. The Company received promissory notes totaling $0.9 million and cash of $1.1 million as consideration for the issuance of the shares.

     A summary of stock option transactions for the 1999 Cricket Plan follows (number of shares in thousands):

                                                     Options                 Options Outstanding
                                                                     -----------------------------------
                                                    Available        Number Of          Weighted Average
                                                    For Grant          Shares            Exercise Price
                                                    ---------        ---------          ----------------
          Options authorized..................        7,600
          Options granted.....................       (3,335)            3,335                $  1.16
          Options cancelled...................            2                (2)               $  1.00
          Options exercised...................           --            (2,000)               $  1.00
                                                     ------           -------
          August 31, 1999.....................        4,267             1,333                $  1.41

          Options granted.....................         (600)              600                $  4.53
          Options cancelled...................           21               (21)               $  3.82
                                                     ------           -------
          December 31, 1999...................        3,688             1,912                $  2.35
                                                     ======           =======

     The following table summarizes information about stock options outstanding under the 1999 Cricket Plan at December 31, 1999 (number of shares in thousands):

                                          Options Outstanding                      Options Exercisable
                         ---------------------------------------------------  ----------------------------
                                               Weighted
                                                Average
                                               Remaining        Weighted                        Weighted
                                              Contractual        Average                         Average
                              Number             Life           Exercise           Number       Exercise
   Exercise Prices           Of Shares        (In Years)          Price           Of Shares       Price
--------------------     ---------------- ----------------- ----------------  ---------------- -----------
       $ 1.00                   850              9.47            $ 1.00              123          $ 1.00
       $ 2.00                   458              9.54            $ 2.00               --          $   --
       $ 4.00                   445              9.73            $ 4.00               --          $   --
       $ 6.00                   159              9.90            $ 6.00               --          $   --
                              -----                                                  ---
                              1,912              9.58            $ 2.35              123          $ 1.00
                              =====                                                  ===

     In September 1998, Leap adopted the 1998 Stock Option Plan (the "1998 Leap Plan") that allows the board of directors of Leap to grant options to selected employees, directors and consultants of Leap and its affiliates, including Cricket Communications Holdings, to purchase shares of Leap common stock. A total of 8,000,000 shares of common stock were reserved for issuance under the 1998 Leap Plan. The 1998 Leap Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a five-year period and are exercisable for up to ten years from the grant date. Leap also adopted the 1998 Non-Employee Directors Stock Option Plan (the "1998 Leap Non-Employee Directors Plan"), under which options to purchase common stock of Leap are granted to non-employee directors on an annual basis. A total of 500,000 shares of common stock were reserved for issuance under the 1998 Leap Non-Employee Directors Plan. The options are exercisable at a price equal to the fair market value of the common stock on the date of grant, vest over a five-year period and are exercisable for up to ten years from the grant date.

     A summary of Leap stock option transactions related to employees, directors and consultants of the Company for the 1998 Leap Plan and the 1998 Leap Non-Employee Directors Plan follows:

                                                        Options Outstanding
                                                  ------------------------------
                                                   Number of    Weighted Average
                                                    Shares       Exercise Price
                                                  -----------   ----------------
          Options granted.................            222,860       $   7.99
          Options cancelled...............             (9,750)      $   3.12
          Options exercised...............             (2,555)      $   2.37
                                                  -----------
          August 31, 1999.................            210,555       $   8.28

          Options cancelled...............            (21,500)      $   7.92
          Options exercised...............             (2,000)      $   3.03
                                                  -----------
          December 31, 1999...............            187,055       $   8.36
                                                  ===========

     The following table summarizes information about stock options outstanding related to employees, directors and consultants of the Company under the 1998 Leap Plan and the 1998 Leap Non-Employee Directors Plan at December 31, 1999:

                                           Options Outstanding                    Options Exercisable
                                 ----------------------------------------       -----------------------
                                                 Weighted
                                                 Average
                                                Remaining        Weighted                      Weighted
                                               Contractual       Average                       Average
             Range of              Number          Life          Exercise        Number        Exercise
         Exercise Prices         of Shares      (In Years)        Price         of Shares       Price
         ---------------         ---------      ----------        -----         ---------       -----
         $1.81 to $3.03            64,925         8.81            $ 2.99           9,580        $ 2.81
         $3.44 to $6.75            65,130         8.99            $ 5.84           5,405        $ 4.33
        $10.38 to $22.00           57,000         9.71            $17.42              --        $   --
                                 --------                                         ------
                                  187,055         9.15            $ 8.38          14,985        $ 3.36
                                 ========                                         ======

     Employee Stock Purchase Plan

     The Company's employees are eligible to participate in Leap's 1998 Employee Stock Purchase Plan (the "Leap ESP Plan") that allows eligible employees to purchase shares of Leap's common stock at 85% of the lower of the fair market value of such stock on the first or last day of each offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. For the period from September 1, 1999 to December 31, 1999 and for year ended August 31, 1999, a total of 3,372 shares and 11,209 shares, respectively, of Leap common stock were issued to the Company's employees at $15.51 and $3.83 per share, respectively.

     Pro Forma Information

     For purposes of pro forma disclosures, the fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:


                                                 Period from
                                              September 1, 1999
                                               to December 31,     Year Ended August
                                                     1999               31, 1999
                                              --------------------------------------
          Risk-free interest rate:
            1998 Leap Plan...................         6.55%               5.0%
            1999 Cricket Plan................         6.55%               5.0%
            Leap ESP Plan....................         5.74%               4.5%
          Volatility:
            1998 Leap Plan...................        50.0%               50.0%
            1999 Cricket Plan................         0.0%               0.0%
            Leap ESP Plan....................        55.0%               55.0%
          Dividend yield (all plans).........         0.0%                0.0%
          Expected life (years):.............
            1998 Leap Plan...................         6.0                 6.0
            1999 Cricket Plan................         6.0                 6.0
            Leap ESP Plan....................         0.5                 0.5

     The weighted average estimated grant date fair values of stock options were as follows:

                                                 Period from
                                              September 1, 1999
                                               to December 31,     Year Ended August
                                                     1999               31, 1999
                                              --------------------------------------
          1998 Stock Option Plan..........       $    20.35             $   1.57
          1999 Cricket Plan...............       $     1.42             $   0.12
          Leap ESP Plan...................       $     5.67             $   2.37

    The Company's pro forma information is as follows (in thousands):

                                                               Period from
                                                            September 1, 1999
                                                             to December 31,     Year Ended August
                                                                  1999                31, 1999
                                                            --------------------------------------
          Net loss:
            As reported...............................      $        (15,822)          $   (37,436)
            Pro forma.................................      $        (15,991)          $   (38,308)

7.   Income Taxes

     The components of the Company's deferred tax assets are summarized as follows (in thousands):

                                                                                             August 31,
                                                                     December 31,      -----------------------
                                                                        1999             1999          1998
                                                                     -----------       --------      ---------
     Deferred tax assets:
       Net operating loss carryforwards...........................   $     6,825       $  6,009      $   3,058
       Equity losses in unconsolidated company....................        21,312         16,320          6,563
       Other......................................................         2,635          2,121              2
                                                                     -----------       --------      ---------
         Gross deferred tax assets................................        30,772         24,450          9,623
       Valuation allowance........................................       (30,772)       (24,450)        (9,623)
                                                                     -----------       --------      ---------
                                                                     $        --       $     --      $      --
                                                                     ===========       ========      =========

     Management has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

     The net operating losses generated prior to June 22, 1999 were retained by Leap or Qualcomm. As a result, at December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $3.7 million and $0.3 million, which will begin to expire in 2017 and 2002, respectively.

     A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision is summarized as follows (in thousands):

                                                                                                        Period from
                                                        Period from                                     December 1,
                                                        September 1,                                        1996
                                                          1999 to          Year Ended August 31,       (Inception) to
                                                        December 31,      -----------------------         August 31,
                                                            1999            1999           1998             1997
                                                       -------------      --------       --------      --------------
     Amounts computed at statutory federal rate.....   $      (5,538)     $(13,103)      $ (7,244)     $       (1,400)
     State income tax, net of federal benefit.......            (786)       (1,724)          (749)               (230)
     Other..........................................               2            --             --                  --
     Increase in valuation allowance................           6,322        14,827          7,993               1,630
                                                       -------------      --------     ----------      --------------
                                                       $          --      $     --       $     --      $           --
                                                       =============      ========       ========      ==============

8.   Balance Sheet Components

                                                                                              August 31,
                                                                       December 31,   --------------------------
                                                                          1999            1999          1998
                                                                       ------------   ------------  ------------
                                                                                     (in thousands)
            Property and equipment, net:
               Buildings and infrastructure.......................     $        102   $         --  $         --
               Computer equipment and other.......................              403             --            --
                                                                       ------------   ------------  ------------
                                                                       $        505   $         --  $         --
                                                                       ============   ============  ============
            Other assets:
               Deferred financing costs...........................     $        195   $         --  $         --
               Other..............................................               17             --            --
                                                                       ------------   ------------  ------------
                                                                       $        212   $         --  $         --
                                                                       ============   ============  ============
            Accounts payable and accrued liabilities:
               Trade accounts payable.............................     $        233   $         32  $      4,551
               Accrued loss on handset purchase commitment........            5,074          6,274            --
               Accrued payroll and related benefits...............              965            618            --
                                                                       ------------   ------------  ------------
                                                                       $      6,272   $      6,924  $      4,551
                                                                       ============   ============  ============

9.   Contingencies

     Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

10.  Comparative Financial Information

     The following is summarized results of operations and cash flows information for the periods from September 1, 1999 to December 31, 1999 and from September 1, 1998 to December 31, 1998 (unaudited):

                                                                                   Period          Period
                                                                                    from            from
                                                                                 September 1,    September 1,
                                                                                    1999 to        1998 to
                                                                                 December 31,    December 31,
                                                                                     1999            1998
                                                                                 -------------  --------------
                                                                                                 (unaudited)
Statement of Operations Information:
  General and administrative expenses..........................................      $ (4,500)       $ (1,511)
  Equity in net loss of unconsolidated wireless operating company..............        (9,723)         (8,650)
  Other income (expense), net..................................................        (1,599)             --
                                                                                     --------        --------
    Net loss...................................................................      $(15,822)        (10,161)
                                                                                     ========        ========

Cash Flows Information:
Operating activities:
  Net loss.....................................................................      $(15,822)       $(10,161)
  Equity in net loss of unconsolidated wireless operating company..............         9,723           8,650
  Other........................................................................         5,240              --
                                                                                     --------        --------
                                                                                         (859)         (1,511)
                                                                                     --------        --------
Investing activities:
  Investment in and loans to unconsolidated wireless operating company........         (9,723)         (8,650)
  Other........................................................................          (505)             --
                                                                                     --------        --------
                                                                                      (10,228)         (8,650)
                                                                                     --------        --------
Financing activities:
  Parent's investment and advances.............................................        11,087          10,161
                                                                                     --------        --------
                                                                                       11,087          10,161
                                                                                     --------        --------
Net increase in cash and cash equivalents......................................      $     --        $     --
                                                                                     ========        ========

11.  Subsequent Events

     Leap Acquisition

     On June 15, 2000, Leap acquired the remaining 5.11% of the Company that it did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and the Company. Each issued and outstanding share of the Company's common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap's common stock. As a result, 1,048,635 shares of Leap's common stock were issued. Leap also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of Leap's common stock, for an aggregate exercise price of $1.0 million. In addition, Leap assumed all unexpired and unexercised stock options of the Company outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap's common stock.

     Nortel Supply and Credit Agreement

     In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services. Nortel agreed to finance these purchases plus additional working capital under a credit facility. The credit facility permits up to $525.0 million in total borrowings, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Nortel. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities with Lucent and Ericsson, are secured by all of the stock of Cricket Communications, its subsidiaries, and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule.

     Ericsson Supply and Credit Agreement

     In October 2000, Cricket Communications entered into a three-year supply agreement with Ericsson for the purchase of up to $330.0 million of infrastructure products and services. Ericsson Credit AB agreed to finance these purchases plus additional working capital under a credit facility. These agreements amended and replaced the binding memorandum of agreement between the parties dated September 20, 1999. The credit facility permits up to $495.0 million in total borrowings, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Ericsson. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Lucent and Nortel, are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in the Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule.

     Cricket Communications, Lucent, Nortel and Ericsson have entered into an agreement pursuant to which Lucent, Nortel, and Ericsson agreed to share collateral and the parties agreed that the Cricket Communications' total outstanding balance of loans to the three vendors shall not exceed $1,800.0 million.
                                    * * * *

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chase Telecommunications Holdings, Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable stock and stockholders' deficit present fairly, in all material respects, the financial position of Chase Telecommunications Holdings, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1 to the financial statements, in March 2000 the Company sold substantially all of its assets and, as a result, has no continuing operations.

PricewaterhouseCoopers LLP

San Diego, California
May 16, 2000

                    CHASE TELECOMMUNICATIONS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                             December 31,
                                                                                   -------------------------------
                                                                                        1999             1998
                                                                                   ---------------  --------------
Assets
  Cash and cash equivalents......................................................       $   1,783        $  5,912
  Accounts receivable, net.......................................................             716             218
  Inventory......................................................................             781              89
  Prepaids and other current assets..............................................             585             305
                                                                                        ---------        --------
    Total current assets.........................................................           3,865           6,524
  Property and equipment, net....................................................          28,290          25,090
  PCS licenses, net..............................................................          60,299          58,436
  Deferred financing costs and other assets, net.................................             431             593
                                                                                        ---------        --------
    Total assets.................................................................       $  92,885        $ 90,643
                                                                                        =========        ========
Liabilities, Redeemable Stock and Stockholders' Deficit
  Accounts payable and accrued liabilities.......................................       $   3,589        $  1,154
  Unearned revenue...............................................................             663              12
  Interest payable...............................................................           2,145           4,611
                                                                                        ---------        --------
    Total current liabilities....................................................           6,397           5,777
                                                                                        ---------        --------
  Government financing...........................................................          64,780          62,575
  Qualcomm credit facility.......................................................          31,696          23,648
  Cricket Communications credit facilities.......................................          56,294          22,152
  Senior subordinated notes......................................................          18,457          16,458
  Notes payable to related parties...............................................           2,924           2,658
                                                                                        ---------        --------
    Total long-term liabilities..................................................         174,151         127,491
                                                                                        ---------        --------
Commitments and contingencies (Notes 4, 5 and 9)
Redeemable stock:
  Series A preferred stock, $0.01 par value, 4,500 shares
    authorized; 2,000 shares issued and outstanding,
    liquidation preference of $2,240 at December 31,
    1999.........................................................................           2,240           2,080
  Class B common stock (with put feature), $0.01 par value;
    4,298 shares issued and outstanding..........................................           2,018           2,018
  Class C common stock, $0.01 par value; 20,000 shares
    authorized; 9,327 shares issued and outstanding..............................           2,492           2,492
                                                                                        ---------        --------
    Total redeemable stock.......................................................           6,750           6,590
                                                                                        ---------        --------
Stockholders' deficit:
  Class A common stock, $0.01 par value; 30,000 shares
    authorized; 6,218 shares issued and outstanding..............................              --              --
  Class B common stock, $.01 par value; 200,000 shares
    authorized; 42,339 shares issued and outstanding.............................              --              --
  Additional paid-in capital.....................................................           9,000           9,000
  Accumulated deficit............................................................        (103,413)        (58,215)
                                                                                        ---------        --------
    Total stockholders' deficit..................................................         (94,413)        (49,215)
                                                                                        ---------        --------
    Total liabilities, redeemable stock and stockholders'
     deficit.....................................................................       $  92,885        $ 90,643
                                                                                        =========        ========

See accompanying notes to consolidated financial statements.

                    CHASE TELECOMMUNICATIONS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                                            Year Ended December 31,
                                                                                 ----------------------------------------------
                                                                                      1999            1998            1997
                                                                                 --------------  --------------  --------------
          Revenues:
            Service revenue....................................................       $  3,460        $    360   $          --
            Equipment sales revenue............................................          2,648             485              --
                                                                                      --------        --------        --------
                    Total revenues.............................................          6,108             845              --
          Operating expenses:
            Cost of services...................................................         (2,747)           (592)             --
            Cost of equipment sold.............................................         (6,551)         (1,692)             --
            Selling, general and administrative................................         (9,455)         (7,194)         (3,729)
            Depreciation and amortization......................................        (16,546)         (1,271)           (119)
                                                                                      --------        --------        --------
               Operating loss..................................................        (29,191)         (9,904)         (3,849)
          Interest expense.....................................................        (15,893)        (17,241)        (18,085)
          Interest income......................................................            117             189              80
          Other income (expense)...............................................            (71)            449              --
                                                                                      --------        --------        --------
               Net loss........................................................        (45,038)        (26,507)        (21,853)
          Preferred stock dividend and accretion...............................           (160)           (759)             --
                                                                                      --------        --------        --------
               Net loss applicable to common stockholders......................       $(45,198)       $(27,266)       $(21,853)
                                                                                      ========        ========        ========

See accompanying notes to consolidated financial statements.

                    CHASE TELECOMMUNICATIONS HOLDINGS, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT
                       (In thousands, except share data)



                                           Redeemable Stock                                    Stockholders' Deficit
                          ---------------------------------------------------- |     ----------------------------------------------
                            Series A        Class B Common                     |          Common Stock
                           Preferred       Stock (with put          Class C    |     ----------------------
                             Stock             feature)           Common Stock |     Class A      Class B    Additional
                             ------            --------           ------------ |     -------      -------     Paid-In   Accumulated
                          Shares   Value   Shares   Value    Shares     Value  | Shares  Value Shares Value   Capital     Deficit
                          ------   -----   ------   ------  --------    -----  | ------  ----- ------- -----  --------  -----------
                                                                               |
Balance at December 31,                                                        |
  1996...................     --  $   --   8,042   $ 6,018   8,609     $2,492  |  5,141 $  --  32,229 $  --     $  --   $  (9,096)
Accretion of Class B                                                           |
  common stock (with                                                           |
  put feature) to put                                                          |
  value..................     --      --      --       600      --         --  |     --    --      --    --        --        (600)
Net loss.................     --      --      --                --             |           --      --    --        --     (21,853)
                          ------   -----  ------     -----   -----      -----  |  ----- -----  ------ -----    ------   ---------
Balance at December 31,                                                        |
  1997...................     --      --   8,042     6,618   8,609      2,492  |  5,141    --  32,229    --        --     (31,549)
Issuance of Class B                                                            |
  common stock...........     --      --      --        --      --         --  |     --    --   5,617    --     5,000          --
Issuance of Class B                                                            |
  common stock as                                                              |
  dilution                                                                     |
  protection.............     --      --      --        --      --         --  |     --    --     749    --        --          --
Removal of Class B                                                             |
  common stock put                                                             |
  feature by                                                                   |
  Qualcomm...............     --      --  (3,744)   (4,600)     --         --  |     --    --   3,744    --     4,000         600
Issuance of Class A and                                                        |
  Class C common stock                                                         |
  as dilution                                                                  |
  protection.............     --      --      --        --     718         --  |  1,077    --      --    --        --          --
Issuance of Series A                                                           |
  preferred stock to                                                           |
  Senior Subordinated                                                          |
  Notes investors........  2,000   1,321      --        --      --         --  |     --    --      --    --        --          --
Preferred stock                                                                |
  dividend and                                                                 |
  accretion..............     --     759      --        --      --         --  |     --    --      --    --        --        (759)
Net loss.................     --      --      --        --      --         --  |     --    --      --    --        --     (26,507)
                          ------  ------  ------   -------   -----     ------  |  ----- -----  ------ -----    ------   ---------
Balance at December 31,                                                        |
  1998...................  2,000   2,080   4,298     2,018   9,327      2,492  |  6,218    --  42,339    --     9,000     (58,215)
Preferred stock                                                                |
  dividend and                                                                 |
  accretion..............     --     160      --        --      --         --  |     --    --      --    --        --        (160)
Net loss.................     --      --      --        --      --         --  |     --    --      --    --        --     (45,038)
                          ------  ------  ------   -------   -----     ------  |  ----- -----  ------ -----    ------   ---------
Balance at December 31,                                                        |
  1999...................  2,000  $2,240   4,298   $ 2,018   9,327     $2,492  |  6,218 $  --  42,339 $  --    $9,000   $(103,413)
                          ======  ======  ======   =======   =====     ======  |  ===== =====  ====== =====    ======   =========

See accompanying notes to consolidated financial statements.

                    CHASE TELECOMMUNICATIONS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                     Year Ended December 31,
                                                                          ----------------------------------------------
                                                                               1999            1998            1997
                                                                          --------------  --------------  --------------
Operating activities:
  Net loss..............................................................       $(45,038)       $(26,507)       $(21,853)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization......................................         16,546           1,271             119
     Noncash interest charges and amortization of debt
       discount.........................................................         12,381           8,439           6,616
     Management fees accrued under Cricket credit
       facility.........................................................            737              --              --
  Changes in assets and liabilities:
     Accounts receivable................................................           (498)           (218)             --
     Inventory..........................................................           (692)            (89)             --
     Prepaids and other assets..........................................           (280)           (295)            644
     Accounts payable and accrued liabilities...........................          2,435          (1,081)            738
     Unearned revenue...................................................            651              12              --
     Interest payable...................................................         (2,466)          4,117          10,916
                                                                               --------        --------        --------
Net cash used in operating activities...................................        (16,224)        (14,351)         (2,820)
                                                                               --------        --------        --------
Investing activities:
  Purchases of property and equipment...................................        (21,609)        (23,784)         (2,391)
                                                                               --------        --------        --------
Net cash used in investing activities...................................        (21,609)        (23,784)         (2,391)
                                                                               --------        --------        --------
Financing activities:
  Issuance of common stock..............................................             --           5,000              --
  Borrowings under Qualcomm credit facility.............................          4,688          20,133           2,177
  Borrowings under Cricket credit facility..............................         29,016          20,492              --
  Repayment of other long-term liabilities..............................             --          (2,000)             --
  Debt issuance and related costs.......................................             --             (20)             --
                                                                               --------        --------        --------
Net cash provided by financing activities...............................         33,704          43,605           2,177
                                                                               --------        --------        --------
Net increase (decrease) in cash and cash equivalents....................         (4,129)          5,470          (3,034)
Cash and cash equivalents at beginning of year..........................          5,912             442           3,476
                                                                               --------        --------        --------
Cash and cash equivalents at end of year................................       $  1,783        $  5,912        $    442
                                                                               ========        ========        ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..............................       $  7,966        $  4,685        $    553
                                                                               ========        ========        ========

See accompanying notes to consolidated financial statements.

                    CHASE TELECOMMUNICATIONS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

The Company and Nature of Business

  Chase Telecommunications Holdings, Inc. and its wholly owned subsidiaries (the "Company"), formerly Chase Telecommunications, Inc., was incorporated in Delaware on April 25, 1996. The Company was formed to provide broadband personal communications services ("PCS") in the state of Tennessee and surrounding areas. The Company originally bid for and was granted Federal Communication Commission ("FCC") licenses to provide PCS services to approximately 6.3 million POPs (the population covered by a license or a group of licenses) in its service area, including the Nashville, Memphis, Knoxville and Chattanooga metropolitan areas.

  In September 1996, the Company acquired 30 MHz PCS licenses in the FCC's block PCS auction ("C Block") for a total price of approximately $175.0 million. The Company had originally exercised its right as a "small business" to pay approximately $157.6 million of its total purchase price by issuing to the U.S. government a ten-year 7% note payable (the "Government Financing"). In June 1998, the Company exercised its right, under FCC order #98-46, to disaggregate its PCS licenses (the "Spectrum Disaggregation"), whereby the Company only retained 15 MHz of the original 30 MHz PCS licenses. The offer to disaggregate the PCS licenses was extended to all C Block license holders in order to alleviate many of the financial difficulties that most C Block license holders were facing as a result of the significant economic burden required to build out a PCS network. In conjunction with this Spectrum Disaggregation, the U.S. government forgave one-half of the Company's original debt obligation associated with its PCS licenses, and more than half of the accrued interest through the date of disaggregation.

  In June 1998, the Company entered into investment, equipment credit and working capital facility agreements with Qualcomm Incorporated ("Qualcomm"). In September 1998, Qualcomm transferred to Leap Wireless International, Inc. ("Leap") its investment in and working capital facility to the Company in conjunction with the spin-off of Leap from Qualcomm. In June 1999, Leap contributed its investment in and working capital facility to the Company to Leap's majority-owned subsidiary, Cricket Communications, Inc. ("Cricket Communications").

  In September 1998, the Company completed the build-out of its PCS network in the Chattanooga metropolitan area financed by borrowings under the Qualcomm and Cricket Communications credit facilities and began selling services under the "ChaseTel" brand.

Asset Purchase Agreement

  In December 1998, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement"), as amended, with Leap and Cricket Communications, whereby Leap and Cricket Communications agreed to acquire substantially all of the assets of the Company. The purchase was subject to FCC approval and was completed in March 2000. The total purchase price was equal to (a) $6.3 million in cash; (b) a warrant to purchase 1% of the common stock of Cricket Communications Holdings, Inc. ("Cricket Communications Holdings"), a majority-owned subsidiary of Leap, at an exercise price of $1.0 million; (c) certain earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full fiscal year following closing; (d) all of Leap's outstanding shares of common stock of the Company and outstanding warrants to purchase shares of common stock of the Company, and (e) the assumption of debt obligations of the Company's subsidiaries. The liabilities assumed include approximately $78.8 million in principal amounts owed to the FCC associated with the PCS licenses and the amounts owed under the Qualcomm equipment credit facility of approximately $31.7 million at December 31, 1999.

  As a result of the purchase, the Company has no continuing operations except for the potential exercise of the warrant to purchase shares of common stock of Cricket Communications and the receipt of any earn-out payments pursuant to the Asset Purchase Agreement. As discussed in Note 4, payments on the senior subordinated notes are not due until 2008 and payments on the notes payable to related parties are not due until all senior debt of the Company is repaid. The remaining assets of the

Company, including any amounts realized from contingent earnout payments and the exercise of the warrant, will ultimately be distributed to the noteholders and shareholders, when realized, pursuant to the Company's plan of liquidation.

  The following unaudited pro forma condensed balance sheet gives effect to the sale of substantially all the assets of the Company and reflects the remaining assets and liabilities of the Company at December 31, 1999 (in thousands):

              Current assets..................................................       $  6,427
              Noncurrent assets...............................................             --
                                                                                     --------
                                                                                     $  6,427
                                                                                     ========
              Senior subordinated notes.......................................       $ 18,457
              Notes payable to related parties................................          2,924
              Redeemable stock................................................          6,750
              Stockholders' deficit...........................................        (21,703)
                                                                                     --------
                                                                                     $  6,427
                                                                                     ========

  Concurrently with the execution of the Asset Purchase Agreement, as amended, the Company and Cricket Communications entered into a management agreement and a trademark license agreement whereby Cricket Communications began managing a significant component of the Company's day-to-day operations and the Company agreed to begin marketing its wireless services under the "Cricket" brand. In March 1999, the Company began offering new flat-rate wireless local service plans under the "Cricket" brand. In January 2000, the Company launched Cricket service in Nashville, Tennessee.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Financial Statement Preparation

  The consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

  Revenue is recognized on monthly airtime fees ratably over the fee period. Revenue is recognized on long-distance or other special charges when incurred by the customer. Revenue is recognized on sales of merchandise held for resale when the product is delivered to customers.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999, the Company's cash and cash equivalents consisted of deposits with banks and investments in money market accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Fair Value of Financial Instruments

  The Company believes that the carrying value of its long-term debt instruments approximate fair value due to their risk adjusted market rates of interest.

Inventory

  Inventory consists of merchandise held for resale, principally phones and phone accessories, and is stated at the lower of cost or market. The Company uses the first-in, first-out method of determining cost of inventory.

Property and Equipment

  Property and equipment are recorded at cost. Constructed assets are recorded at cost plus capitalized interest and direct costs incurred during the construction phase. Depreciation is provided based on the straight-line method over the estimated useful lives of the respective assets, generally five to seven years for the PCS network and three to seven years for computer and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Repair and maintenance costs are expensed as incurred.

  In conjunction with the Company's replacement of certain network equipment in January 2000, an increase in depreciation expense of approximately $12.5 million was recorded in the year ended December 31, 1999.

PCS Licenses

  The Company recorded an intangible asset for the acquired PCS licenses at cost, with cost determined as (a) the present value of the deferred payment obligation provided by the Government Financing based upon prevailing rates of interest which the Company believes would have resulted if an independent borrower and an independent lender had negotiated a similar transaction under comparable terms and conditions (estimated to be 15%) and (b) the down payments. In June 1998, in connection with the Spectrum Disaggregation (Note 4), the carrying amount of the Company's PCS licenses was reduced.

  Capitalization of interest on Government Financing begins when the activities necessary to get the Company's PCS network ready for its intended use are initiated and concludes when the PCS network is ready for its intended use. The Company amortizes the operational portion of its licenses, including capitalized interest, based on the straight line method over 40 years. The Company capitalized interest of $2.0 million, $197,000 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

Debt Discount and Deferred Financing Fees

  Debt discount and deferred financing fees are amortized and recognized as interest expense under the effective interest method.

Long-Lived Assets

  The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. No such impairment losses have been recorded by the Company.

Income Taxes

  Current income tax benefit (expense) is the amount expected to be receivable (payable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

Advertising and Promotional Costs

  Costs of advertising and promotions are expensed as incurred. Advertising and promotional expenses were $1.7 million, $1.0 million and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

Stock-based Compensation

  The Company measures compensation expense for its employee and outside director's stock-based compensation using the intrinsic value method. Compensation charges related to non-employee stock-based compensation are measured using the fair value method.

Concentrations

  The Company purchases a substantial portion of its PCS network infrastructure from two major suppliers. Furthermore, the Company relies on one vendor to provide substantially all of its billing services. Loss of any of these suppliers could adversely impact operations temporarily until a comparable substitute could be found. The Company does not have a concentration of available sources of labor or services, nor does the Company have any significant concentration of business transacted with a particular customer, that could, if suddenly eliminated, severely impact operations.

Stock Split

  In December 1998, the stockholders of the Company approved (a) a 1:100 reverse stock split of the Company's Class A common stock, par value $0.01 per share,
(b) a 1:100 reverse stock split of the Company's Class B common stock, par value $0.01 per share, and (c) a 1:100 reverse stock split of the Company's Class C common stock, par value $0.01 per share. In May 1997, the stockholders of the Company approved (a) a 2.435536:1 stock split of the Company's Class A common stock, (b) a 4.898706:1 stock split of the Company's Class B common stock and
(c) a 2.435536:1 stock split of the Company's Class C common stock. Retroactive effect has been given to the stock splits in stockholders' deficit in the accompanying consolidated financial statements.

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarized certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending December 31, 2000. The Company does not expect that the adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

  In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material effect on its consolidated financial position or results of operations.

Note 3. Balance Sheet Components

                                                                                         December 31,
                                                                                 -----------------------------
                                                                                      1999           1998
                                                                                 --------------  -------------
                                                                                      (in thousands)
         Accounts receivable, net:
           Trade accounts receivable...........................................       $    724        $   258
           Other accounts receivable...........................................             50             18
                                                                                      --------        -------
                                                                                           774            276
           Allowance for doubtful accounts.....................................            (58)           (58)
                                                                                      --------        -------
                                                                                      $    716        $   218
                                                                                      ========        =======
         Property and equipment, net:
           PCS network.........................................................       $ 25,313        $25,247
           Computer and office equipment.......................................            731            713
           Leasehold improvements..............................................            195            240
           Construction in progress............................................         19,582             --
                                                                                      --------        -------
                                                                                        45,821         26,200
           Accumulated depreciation and amortization...........................        (17,531)        (1,110)
                                                                                      --------        -------
                                                                                      $ 28,290        $25,090
                                                                                      ========        =======
         PCS licenses, net:
           PCS licenses........................................................       $ 60,455        $58,467
           Accumulated depreciation and amortization...........................           (156)           (31)
                                                                                      --------        -------
                                                                                      $ 60,299        $58,436
                                                                                      ========        =======
         Accounts payable and accrued liabilities:
           Accounts payable....................................................       $    462        $   486
           Accrued payroll and related benefits................................             99            138
           Other accrued liabilities...........................................          3,028            530
                                                                                      --------        -------
                                                                                      $  3,589        $ 1,154
                                                                                      ========        =======

Note 4. Debt

  Amounts due on long-term debt are $4.2 million in 2000, $10.4 million in 2001, $12.4 million in 2002, $31.5 million in 2003, $34.3 million in 2004 and $89.6 million thereafter.

Government Financing

  In September 1996, in connection with the grant to the Company of its PCS licenses, Government Financing was issued for a ten-year term at an annual interest rate of 7%. The Government Financing originally was recorded at its estimated fair market value of $99.0 million. In June 1998, in conjunction with the FCC's limited debt relief, the Company elected Spectrum Disaggregation and returned one-half of its spectrum (15 MHz of its originally granted 30 MHz) in each market in return for a 50% reduction of its original debt obligation and accrued interest thereon and a partial credit on its original license down payment. As a result of this election, the Company's aggregate carrying value of its PCS licenses was reduced from $116.9 million to $58.4 million, the face value of the Government Financing was reduced from $157.6 million to $78.8 million, the related interest payable was reduced from $18.3 million to $6.3 million, and the effective interest rate was reduced from 15% to 11.6%. The Government Financing is collateralized by a first priority security interest in the PCS licenses.

  Under the terms of the Government Financing, the Company is required to make quarterly installment payments of interest only for the first four years after Spectrum Disaggregation and quarterly installment payments of interest and principal over the remaining four years of the original ten-year term.

  The original issuance discount of the Government Financing is being amortized, using the effective interest method, over the term of the debt and is included as a component of interest expense. The unamortized discount at December 31, 1999 was approximately $14.0 million.

Qualcomm Credit Facility

  The Company and Qualcomm are parties to a credit agreement (the "Qualcomm Credit Facility"), as amended, for the Company's purchase of PCS network infrastructure and other costs associated with the development and construction of its

PCS network. At December 31, 1999, $31.7 million was outstanding under the Qualcomm Credit Agreement, including $3.6 million of accrued interest.

  The aggregate principal amount of all loans made under the Qualcomm Credit Facility during any calendar year amortize quarterly over a five-year period commencing at the end of the first calendar quarter occurring in the third calendar year following the year in which such loans were made. Amortization of the aggregate principal amount of all loans made in a given year consist of quarterly payments of 2.50% of such aggregate principal amount in the third calendar year following the year such loans were made and 3.75%, 5.00%, 6.25% and 7.50% of such aggregate principal amount in the fourth, fifth, sixth and seventh calendar years, respectively, following the year such loans were made.

  Borrowings under the Qualcomm Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) LIBOR plus 5.25% or (b) a base rate plus 4.00% (11.75% at December 31, 1999). The base rate is the higher of (a) the prime rate as publicly announced by The Bank of New York and (b) the federal funds rate plus 0.5%. Until the earlier of (a) the interest payment date applicable to such loan that is nearest to December 31, 1999, and (b) the date on which the loans are converted to a fixed rate high-yield structure, as described below, interest due on the loans is not payable but will be automatically added to the aggregate principal amount outstanding as a new base rate loan on the interest payment date applicable to such loan (unless the Company pays the interest on such loans on or prior to such applicable interest payment date). Thereafter, interest is payable, in the case of base rate loans, quarterly or in the case of Eurodollar loans, at the end of the one-, three- or six-month interest payment period selected by the Company for such Eurodollar loan. The Qualcomm Credit Facility also requires the payment of certain commitment, facility and administrative agent fees.

  Borrowings under the Qualcomm Credit Facility are collateralized (to the extent permitted by applicable law) by a perfected first priority lien on all of the assets of the Company, including all of the capital stock of the Company and its subsidiaries, except that the lien with respect to the PCS licenses is junior to that of the FCC under the Government Financing and is limited to the proceeds of an authorized sale or transfer of such PCS Licenses (and subject to the terms and conditions of the FCC security agreements).

  The Qualcomm Credit Facility contains a number of restrictive covenants which, among other things, limit the ability of the Company and its subsidiaries to, subject to specified exceptions, (a) incur additional indebtedness, create liens and other encumbrances, enter into capital leases and guarantee obligations, (b) merge or consolidate with another entity, (c) sell or otherwise dispose of assets, (d) declare dividends, make distributions to stockholders and repurchase its stock, (e) make investments, capital expenditures, loans and advances, (f) enter into transactions with affiliates, (g) change its line of business, (h) prepay other indebtedness and (i) amend other material agreements. In addition, the vendor financing requires the maintenance of certain specified financial and operating covenants. The Company is currently in compliance with all covenants.

  Qualcomm has the right, at any time, to cause all or any specified portion of the loans under the vendor financing to be converted to collateralized fixed rate obligations which shall otherwise have terms, covenants and conditions substantially similar to those of high-yield debt issuance of wireless communications companies at the time of such proposed conversion provided, however, that Qualcomm may not cause such a conversion if (a) the yield to maturity for such obligations is anticipated to exceed 13.0% per annum or (b) the final maturity of such obligations would be prior to the final maturity of the notes.

Cricket Communications Credit Facilities

  The Company and Cricket Communications are parties to a credit facility (the "Working Capital Facility") that provides working capital funds to the Company. At December 31, 1999 a total of $56.3 million was outstanding under the Working Capital Facility, including $5.0 million of accrued interest, and a total of $50.0 million was available to the Company. In February 2000, the Working Capital Facility was increased from $50.0 million to $65.0 million. Borrowings under the facility are subject to interest at an annual rate of prime plus 4.5%. Principal and capitalized interest amounts outstanding at March 31, 2000 are to be repaid in semi-annual payments ratably over a six-year period commencing June 2000. Accrued and capitalized interest amounts subsequent to March 31, 2000 are payable at maturity in January 2008. Borrowings are collateralized by substantially all of the assets of the Company and are subordinated to the Qualcomm Credit Agreement.

  Borrowings under the Working Capital Facility bear interest at a rate equal to a base rate (as defined) plus 4.5% (12.25% at December 31, 1999). Until the earlier of (a) the interest payment date applicable to such loan that is nearest to October 31,

1999, and (b) the date on which the loans are converted to a fixed rate high-yield structure, as described below, interest due on the loans is not payable but will be automatically added to the aggregate principal amount of the working capital loans. Thereafter, interest is payable quarterly.

  In October 1999, the Company entered into an equipment financing agreement (the "Equipment Credit Facility") with Cricket Communications related to the Company's purchase of infrastructure from Cricket Communications until completion of the purchase of substantially all the assets of the Company pursuant to the Asset Purchase Agreement. Cricket Communications purchased the equipment and services from a major telecommunications supplier and resold the equipment and services to the Company on substantially similar terms.

Senior Subordinated Notes

  In 1996, the Company entered into a securities purchase agreement with certain institutional and other accredited investors (the "1996 Investors"). The securities purchase agreement, as amended (the "1996 Purchase Agreement"), provided for the issuance and sale of senior subordinated notes (the "12% Senior Subordinated Notes") in an aggregate principal amount not to exceed $15,000,000, and shares of Class B common stock and Class C common stock (Note 5). The 12% Senior Subordinated Notes bore interest at the rate of 12% per annum during the first year outstanding and 16% per annum thereafter. Interest was payable quarterly in arrears commencing on June 30, 1996.

  In connection with the 1996 Purchase Agreement, the Company simultaneously entered into a registration rights agreement, security agreement and security holders agreement granting the 1996 Investors certain registration rights, a secondary security interest in certain of the PCS Licenses, restricting certain stock transfers and other transactions to ensure compliance with FCC rules.

  The proceeds from the 1996 Purchase Agreement were allocated between the 12% Senior Subordinated Notes, Class B common stock and Class C common stock based on the relative fair market value of each security, resulting in an original issuance discount of approximately $1.9 million on the 12% Senior Subordinated Notes. This discount was being amortized using the effective interest method over the term of the loan resulting in an effective interest rate of 17.8%.

  In April 1998, the Company amended and restated the 1996 Purchase Agreement. The amended and restated purchase agreement (the "Amended and Restated Purchase Agreement"), resulted in the exchange of the 12% Senior Subordinated Notes in the amount of $18.2 million, which includes accrued interest of $3.2 million, for 10% senior subordinated unsecured notes in the same amount ("10% Senior Subordinated Unsecured Notes"). In addition, the Company issued 2,000 shares of redeemable Series A preferred stock to the 1996 Investors (Note 5). The 10% Senior Subordinated Unsecured Notes bear interest at 10% per annum. Interest is payable quarterly at the option of the Company. To the extent interest is not paid, such interest shall compound quarterly and be added to the principal balance of the 10% Senior Subordinated Unsecured Notes. The 10% Senior Subordinated Unsecured Notes, along with accrued and unpaid interest, are due and payable on the later of their tenth anniversary or the date which is six months after the maturity of senior debt, as defined. Under the terms of the Qualcomm Credit Facility, the Company is prohibited from paying any interest on subordinated indebtedness.

  The 10% Senior Subordinated Unsecured Notes and the Series A preferred stock were each recorded at their respective fair value resulting in an original issuance discount of approximately $2.7 million and $678,000, respectively. The discount on the 10% Senior Subordinated Unsecured Notes is being amortized to interest expense under the effective interest method over the term of the loan resulting in an effective interest rate of 11.6%. The discount on the Series A preferred stock is being accreted over the term of the preferred stock. The unamortized discount on the 10% Senior Subordinated Unsecured Notes and the Series A preferred stock at December 31, 1999 was approximately $2.7 million and $594,000 million, respectively.

Notes Payable to Related Parties

  The Company has a note payable to the current holders of the shares of Class A common stock (note payable to related parties) in the amount of $2.0 million plus accrued interest. The note payable to related parties bears interest at 10% per annum. The principal and interest balances are payable following full repayment of all senior debt of the Company, including amounts owed under the Qualcomm Credit Facility and 10% Senior Subordinated Unsecured Notes.

Note 5. Stockholders' Equity

Series A Preferred Stock

  In connection with the Amended and Restated Purchase Agreement, the Company issued 2,000 shares of non-voting Series A preferred stock to the 1996 Investors. The holders of the outstanding shares of Series A preferred stock shall be entitled to receive fully cumulative dividends, as may be declared by the Company's Board of Directors, at a rate per share of $80 per annum. Declared but unpaid dividends accrue interest from the applicable payment date at a rate of 8% per annum. No dividends have been declared on the preferred stock.

  In the event of any liquidation, dissolution or winding up of the affairs of the Company, the preferred stockholders are entitled to receive an amount in cash equal to the aggregate liquidation preference of $1,000 per share plus all accumulated and unpaid dividends to the date fixed for liquidation.

  The Company has the right to redeem, in whole or in part, the Series A preferred stock outstanding at any time at a price per share equal to the aggregate liquidation preference plus all accumulated and unpaid dividends to the date of redemption. The Series A preferred stock is subject to mandatory redemption on the earlier of a change in control, as defined, or June 30, 2008. The sale of substantially all of the assets of the Company pursuant to the Asset Purchase Agreement constitutes a change in control. Therefore, the Series A preferred stock is reflected at its redemption price at each balance sheet date.

Common Stock

  The authorized capital stock of the Company consists of three voting classes of common stock: Class A common stock, Class B common stock and Class C common stock. The Class A common stock is held solely by the Qualifying Investors in the Company's Control Group under FCC rules. All economic, voting and conversion rights of the Company's capital stock, stock options and warrants as described herein are subject to legal and administrative requirements of the FCC.

  So long as any shares of Class A common stock are outstanding, except as provided by law, the holders of Class A common stock are the only holders of common stock entitled to vote on matters submitted to a vote of the stockholders, and such vote will be by a simple majority in number of votes cast by the holders of Class A common stock. In addition, so long as any shares of Class A common stock are outstanding, the affirmative vote of a majority of the holders of Class A common stock, voting separately as a class, and a majority of the holders of Class B common stock and Class C common stock, voting together as a single class, will be required to approve certain specified matters other than the election of directors. At such time as no shares of Class A common stock are outstanding, each holder of Class B common stock will be entitled to one vote for each share of Class B common stock held on all matters submitted to the vote of the Company's stockholders.

  The holders of Class A common stock have the right to elect a majority of the Company's Board of Directors. The holders of the Class C common stock have the right to elect one director. The holders of the Class B common stock have the right to elect the remaining members of the Company's Board of Directors. The number of members of the Company's Board of Directors will at all times consist of the minimum number necessary to permit the holders of Class B common stock to elect at least one director.

  In accordance with FCC regulations and the Company's certificate of incorporation (Certificate of Incorporation), holders of Class A common stock and Class C common stock will hold a 15 percent and 10 percent interest, respectively, in the Company' equity on a fully diluted basis, in compliance with applicable FCC regulations. In the event that the Company issues additional shares of Class B common stock or other equity securities which would otherwise dilute the interest of holders of Class A common stock or Class C common stock below the applicable required percentage ownership interest or otherwise result in a position inconsistent with FCC policy (Adverse FCC Consequence), the Certificate of Incorporation requires the Company to issue control group warrants to holders of Class A common stock or Class C common stock, as the case may be, entitling such holders to purchase such number of shares of Class B common stock at an exercise price equal to the fair market value of such Class B common stock at the time of issuance of such warrants so that such holders of Class A common stock or Class C common stock, as the case may be, will maintain (after the issuance of such additional securities) the applicable required percentage ownership interest or so that such Adverse FCC Consequence will not occur. Under current FCC rules, Additional Control Group Shares and Control Group Warrants will only be issued until the earlier of (a) September 17, 2006, in the case of shares or warrants issued to holders of Class A common stock, and September 17, 1999, in the case of shares or warrants issued to holders of Class C common stock, and (b) the date on which such termination would not otherwise result in an Adverse FCC Consequence. The Certificate of Incorporation provides that the exercise price, the expiration date and any other terms of any such warrants issued to members of the Control Group may be adjusted by the Company's board of directors as necessary to comply with FCC rules. The FCC required percentage ownership interest is (a) for holders of Class A common stock, 15 percent for the initial three-year period following the License Grant Date and 10 percent for the next seven-year period, and (b) for holders of Class C common stock, 10 percent for the initial three-year period following the License Grant Date and zero thereafter.

  In certain circumstances, shares of Class A common stock and Class C common stock outstanding are convertible into shares of Class B common stock on a share-for-share basis. The Company's Certificate of Incorporation requires the conversion of shares of Class A common stock and Class C common stock into shares of Class B common stock on the day following the first day that any such conversion would not result in an Adverse FCC Consequence. Under FCC rules and regulations currently in effect, on September 17, 1999, one-third of the outstanding shares of Class A common stock and all the shares of Class C common stock may be converted into shares of Class B common stock and the remaining shares of Class A common stock and Class C common stock may be converted into shares of Class B common stock on September 17, 2006. Upon any such partial mandatory conversion of Class A common stock (or Class C common stock) into shares of Class B common stock, shares will be converted on a pro rata basis among all holders of Class A common stock (or, if applicable, Class C common stock).

  Holders of common stock are subject to certain restrictions on ownership pursuant to the terms of the Company's Certificate of Incorporation to ensure compliance with certain regulatory requirements regarding ownership of C Block licenses. Under the Company's Certificate of Incorporation, if any person or entity holds shares of capital stock of the Company or is otherwise attributed with ownership of any shares and such ownership is likely, in the judgment of the Board of Directors, to cause an Adverse FCC Consequence or otherwise violate the rules and regulations of the FCC, the Company may (a) require such person or entity to divest itself of such shares in a transaction that does not result in such an Adverse FCC Consequence or FCC rule violation or (b) redeem such holders' shares to the extent necessary to prevent such Adverse FCC Consequence or FCC rule violation for a redemption price equal to the lower of the fair market value of such shares (as determined in good faith by the Company's Board of Directors) and such holders' purchase price for such shares.

  In May 1998, pursuant to a securities purchase agreement (the SBC Purchase Agreement), SBC Wireless purchased 5,617 shares of Class B common stock of the Company for $5.0 million. Pursuant to the SBC Purchase Agreement, SBC Wireless has agreed to use good faith efforts to negotiate mutual roaming arrangements with Chase Telecommunications Holdings and to provide Chase Telecommunications Holdings, free of charge, strategic and operational reviews, assistance with annual budget analysis and consultation with key management regarding customer service, marketing, distribution strategies and human resources. SBC Wireless' obligation to provide such strategic services shall continue until the earlier to occur of (a) November 2000 or (b) such time as SBC Wireless holds less than a 2 percent interest in the Company.

  Upon a change in control of the Company, as defined in the 1996 Purchase Agreement (Note 4), the 1996 Investors shall have the right to require the Company to redeem any or all of the Class B common stock and Class C common stock issued to the 1996 Investors. Accordingly, such shares are not classified as a component of stockholders' deficit in the accompanying balance sheets. The shares of Class B common stock subject to this put feature are included in the caption "Class B common stock (with put feature)" in the accompanying balance sheets. The redemption price for the Class B common stock (with put feature) and Class C common stock is the greater of (a) the fair market value at the time of the put relating to the Class B common stock and the Class B common stock into which the shares of Class C common stock are convertible, (b) the change of control value of the Class B common stock and the Class B common stock into which such shares of Class C common stock are convertible determined by applying to such Class B common stock the valuation derived from the purchase price paid by the acquiring person(s) in the change of control and (c) $4.5 million (the amount equal to the product of .30 times the aggregate principal amount of the 12% Senior Subordinated Notes purchased). The sale of substantially all of the assets of the Company pursuant to the Asset Purchase Agreement constitutes a change in control. Therefore, the Class B common stock (with put feature) and Class C common stock are reflected at their applicable redemption prices at each balance sheet date.

  In December 1996, pursuant to a stock purchase agreement, Qualcomm purchased 374,374 shares of Class B common stock of the Company for $4.0 million. In connection with the investment, Qualcomm was granted certain anti-dilution, registration and redemption rights and the right of first refusal under certain circumstances. In September 1998, Qualcomm distributed to Leap its equity investment in the Company, which was in turn contributed to Cricket Communications. Under the terms of the stock purchase agreement, Leap had the option to require the Company, under certain circumstances, to redeem the shares of Class B common stock held by Leap at a defined redemption price. The shares of Class B common stock subject to this redemption feature were included in the caption "Class B common stock (with put feature)" at their redemption value in the Company's balance sheet at December 31, 1997. During 1998, the put feature associated with the Class B common stock (with put feature) terminated. As such, the amount associated with these securities was reclassified to the stockholders' deficit section in the accompanying balance sheets.

Warrants

  In connection with the Qualcomm Credit Facility, Qualcomm received warrants to purchase additional shares of Class B common stock representing a 9% equity interest in the Company at a nominal price. In September 1998, a portion of these warrants was assigned to Leap. Pursuant to the Asset Purchase Agreement, both Leap and Qualcomm agreed to relinquish their warrants at the closing of the purchase. Additionally, at closing, Qualcomm agreed to relinquish its shares of Class B common stock for no consideration. The warrants were recorded at zero in the accompanying financial statements as the value as of the date of issuance was deemed to be de minimis.

  In November 1995, the Company issued a warrant to a stockholder for the purchase of 980 shares of Class B common stock at an exercise price of $122.50 per share. The warrant expires on the fifth anniversary of the date of issuance. The warrant was recorded at zero in the accompanying financial statements as the value at of the date of issuance was deemed to be de minimis.

Note 6. Benefit Plan

  In November 1996, the Company adopted an incentive compensation plan (the "1996 Long-Term Incentive Plan") which provides the ability to grant nonqualified stock options, restricted stock, incentive stock options, stock appreciation rights and other long-term incentive awards. The 1996 Long-Term Incentive Plan is administered by the Board of Directors of the Company, which has the authority to determine the option recipients, the number of shares subject to each option grant, the term of the grants, the exercise price and the vesting schedule.

  Stock option activity during the year ended December 31, 1998 includes the grant of options to purchase 3,754 shares of Class B common stock at an exercise price of $200 per share to three employees of the Company and includes the grant of options to purchase 520 shares of Class B common stock at an exercise price of $890 per share to six employees of the Company. The options granted to these individuals vest over a period of two years. Of those options granted, no options were canceled during 1998 and 1,564 options were exercisable at December 31, 1998. During the year ended December 31, 1999, all of the outstanding options were cancelled in conjunction with the Asset Purchase Agreement.

  The Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method at the grant dates for awards under this plan, the effect on the Company's net loss for the year ended December 31, 1998 would have been de minimis.

  The weighted average fair value of options granted during the year ended December 31, 1998 was approximately $91.54 per option. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 1998: dividend yield of 0.0%; volatility of 0.0%; risk-free interest rate of 5.56%; and an expected life of seven years.

Note 7. Income Taxes

  The components of the Company's deferred tax assets (liabilities) are summarized as follows:

                                                                                         December 31,
                                                                               -------------------------------
                                                                                    1999            1998
                                                                               --------------  ---------------
                                                                                       (in thousands)
           Deferred tax assets:
             Capitalized start-up costs for tax purposes.....................       $  3,449         $  4,369
             Organizational costs............................................                             (38)
             Capitalized network development and license cost................             66               70
             Accruals and reserves...........................................             44              156
             Deferred network amortization...................................          5,125            5,183
             Depreciation....................................................          5,134             (108)
             Net operating loss carryforward.................................         26,091           13,148
                                                                                    --------         --------
                Total deferred tax assets....................................         39,909           22,780
           Less -- Valuation allowance.......................................        (39,909)         (22,780)
                                                                                    --------         --------
                Deferred tax assets, net.....................................       $     --         $     --
                                                                                    ========         ========

  Due to the uncertainty surrounding the realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $68.7 million, which can be used to offset taxable income in future years. The federal net operating loss will begin to expire in 2011. The state net operating loss will begin to expire in 2018. A change in control, as defined by federal income tax regulations, could significantly limit the Company' ability to utilize its carryforwards.

  A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision is summarized as follows:

                                                                                  Year Ended December 31,
                                                                      --------------------------------------------
                                                                           1999           1998           1997
                                                                      --------------  -------------  -------------
                                                                                      (in thousands)
           Amounts computed at statutory federal rate...............  $     (15,313)  $     (9,012)  $     (7,430)
             State income taxes, net of federal benefit.............         (1,816)        (1,188)          (907)
             Increase in valuation allowance........................         17,129         10,200          8,337
             Other..................................................
                                                                      --------------  -------------  -------------
                                                                      $           --  $          --  $         --
                                                                      ==============  =============  =============

Note 8. Related Party Transactions

  The president and chairman of the Board of Directors of the Company is a stockholder and member of the Board of Directors of a company from which the Company subleases certain office space. During the years ended December 31, 1999, 1998 and 1997, rental payments totaled approximately $21,000 $19,000 and $22,000 respectively.

  The Company paid a holder of Class A common stock approximately $0, $137,000 and $78,000 during the years ended December 31, 1999, 1998 and 1997, respectively, for consulting services. Additionally, the Company paid a holder of Class B common stock approximately $200,000 during the year ended December 31, 1998, for consulting services.

Note 9. Commitments and Contingencies

Leases

  The aggregate amount charged to expense for the years ended December 31, 1999, 1998 and 1997, pursuant to non-cancelable and month-to-month operating leases totaled approximately $958,000, $373,000 and $52,000, respectively.

  The Company has entered into various leases for its offices, cell-site facilities and equipment used in its operations. Future minimum lease payments relating to these non-cancelable operating leases are as follows (in thousands):

                For the year ended December 31, 1999
                2000...............................................      $1,497
                2001...............................................       1,542
                2002...............................................       1,588
                2003...............................................       1,635
                2004 and thereafter................................       3,420
                                                                         ------
                                                                         $9,682
                                                                         ======

401(k) Plan

  Effective April 1, 1998, the Company established a defined contribution 401(k) plan. The Company's matching contribution is discretionary in its entirety and is determined on a quarterly basis by the Company's board of directors. The Company can also make additional discretionary profit-sharing contributions. To date, the Company has not made any matching contributions.

Note 10. Subsequent Event (Unaudited)

Leap Merger

  On June 15, 2000, Leap acquired the remaining shares of Cricket Communications that it did not already own through a subsidiary merger. Under the terms of the merger, each issued and outstanding share of the Cricket Communications' common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap common stock. Leap also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into warrant to acquire 202,566 shares of its common stock for an aggregate exercise price of $1.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements:

        (a) The financial statements of Cricket Communications Holdings listed below are set forth in Item 8 of this report for the year ended December, 31, 1999 :

            Consolidated Balance Sheets at December 31, 1999 and 1998

            Consolidated Statements of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 1999

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

            Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999

            Notes to Consolidated Financial Statements

            Report of Independent Accountants

        (b) The financial statements of Chase Telecommunications Holdings listed below are set forth in Item 8 of this report for the year ended December 31, 1999:

            Consolidated Balance Sheets at December 31, 1999 and 1998

            Consolidated Statements of Operations for the fiscal years ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Redeemable Stock and Stockholders' Deficit for each of the fiscal years in the period from January 1, 1996 to December 31, 1999

            Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

            Report of Independent Accountants

  3. Exhibits:

Exhibit No. Description of Exhibit
----------  ----------------------

3.1.1*      Certificate of Incorporation of Cricket Communications, Inc.

3.1.2* Certificate of Amendment of Certificate of Incorporation of Cricket Communications, Inc.

3.1.3* Certificate of Amendment of Certificate of Incorporation of Cricket Communications, Inc.

3.2*        Bylaws of Cricket Communications Holdings, Inc., as amended.

4.2(1) Trust Indenture, dated as of February 23, 2000, by and among Leap, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company (including Forms of Notes).

4.3(1) Pledge Agreement, dated as of February 23, 2000, by and between Leap and State Street Bank and Trust Company.

4.4(1) Registration Rights Agreement, dated February 23, 2000, by and among Leap, Cricket Communications Holdings, Inc. and Morgan Stanley & Co. Incorporated.

10.1(5) Asset Purchase Agreement, dated December 24, 1998, by and among Chase Telecommunications Holdings, Inc., Anthony Chase, Richard McDugald and Leap.

10.2(3) Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).

10.3(1) Amendment No. 1 to 1999 Stock Option Plan of Cricket Communications, Inc. (now known as Cricket Communications Holdings, Inc.).

10.4(3) Form of non-qualified/incentive stock option under the Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).

10.5(3)     Employment offer letter to Susan G. Swenson from Leap, dated July 9,
            1999.

10.6(6) System Equipment Purchase Agreement, dated September 20, 1999, by and between Cricket Wireless Communications, Inc. and Lucent Technologies, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933 and Rule 24b-2 under the Securities Exchange Act of 1934.

10.7(6) Credit Agreement, dated as of September 29, 1999, among Cricket Communications, Inc., Cricket Wireless Communications, Inc., the Lenders party thereto, and Lucent Technologies, Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933 and Rule 24b-2 under the Securities

Exhibit No.  Description of Exhibit
----------   ----------------------
             Exchange Act of 1934.

10.7.1(6)    Exhibit A -- Form of Borrower Pledge Agreement.

10.7.2(6)    Exhibit B -- Form of Collateral Agency and Intercreditor Agreement.

10.7.3(6)    Exhibit C -- Form of Guarantee Agreement.

10.7.4(6)    Exhibit D -- Form of Indemnity, Subrogation and Contribution
             Agreement.

10.7.5(6)    Exhibit E -- Form of Parent Agreement.

10.7.6(6)    Exhibit F -- Form of Parent Pledge Agreement.

10.7.7(6)    Exhibit G -- Form of Perfection Certificate.

10.7.8(6)    Exhibit H -- Form of Security Agreement.

10.7.9(6)    Exhibit I -- Form of Subordination Agreement.

10.7.10(1)   First Amendment, dated as of November 24, 1999, to the Credit
             Agreement, dated as of September 20, 1999, among Cricket
             Communications, Inc., Cricket Wireless Communications, Inc., and
             Lucent Technologies, Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.7.11(1)   Second Amendment, dated as of January 27, 2000, to the Credit
             Agreement, dated as of September 20, 1999, among Cricket
             Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Lucent Technologies, Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.7.12(1)   First Amendment dated as of January 27, 2000, to the Parent
             Agreement, dated as of September 17, 1999, between Leap and Lucent
             Technologies, Inc., as Administrative Agent.

10.8(7) Memorandum of Agreement, dated September 20 1999, by and between Ericsson Wireless Communications Inc., Leap and Cricket Wireless Communications, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933 and Rule 24b-2 under the Securities Exchange Act of 1934.

21 List of Subsidiaries omitted pursuant to General Instruction I(2)(b) of Form 10-K.

27.1*        Financial Data Schedule.

____________
*   Filed herewith.

(1) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Leap's Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(3) Filed as an exhibit to Leap's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(4) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, as filed with the SEC on November 30, 1998, as amended, and incorporated herein by reference.

(5) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(6) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the SEC on October 20, 1999, as amended, and incorporated herein by reference.

(7) Filed as an exhibit to Leap's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(b) Current Reports on Form 8-K

    The Registrant did not file any Current Reports on Form 8-K during the period from September 1, 1999 through December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRICKET COMMUNICATION HOLDINGS,
                                   INC.
October 30, 2000
                                   By: /s/ Harvey P. White,
                                       ---------------------------
                                            Harvey P. White,
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signature                 Title                            Date
       ---------                 -----                            ----

/s/ Harvey P. White,        Chairman of the Board            October 30, 2000
---------------------------
    Harvey P. White         Chief Executive Officer


/s/ Thomas D. Willardson    Director, Sr. V.P. - Finance,    October 30, 2000
---------------------------
    Thomas D. Willardson          Treasurer


/s/ James E. Hoffmann      Director, Sr. V.P. - General      October 30, 2000
---------------------------
    James E. Hoffmann          Counsel and Secretary


/s/ Stephen P. Dhanens      Vice President - Controller      October 30, 2000
---------------------------
    Stephen P. Dhanens

                                 EXHIBIT INDEX


Exhibit No.    Description of Exhibit
-----------    ----------------------
3.1.1*         Certificate of Incorporation of Cricket Communications, Inc.

3.1.2* Certificate of Amendment of Certificate of Incorporation of Cricket Communications, Inc.

3.1.3* Certificate of Amendment of Certificate of Incorporation of Cricket Communications, Inc.

3.2*           Bylaws of Cricket Communications Holdings, Inc. as amended.

4.2(1) Trust Indenture, dated as of February 23, 2000, by and among Leap, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company (including Forms of Notes).

4.3(1) Pledge Agreement, dated as of February 23, 2000, by and between Leap and State Street Bank and Trust Company.

4.4(1) Registration Rights Agreement, dated February 23, 2000, by and among Leap, Cricket Communications Holdings, Inc. and Morgan Stanley & Co. Incorporated.

10.1(5) Asset Purchase Agreement, dated December 24, 1998, by and among Chase Telecommunications Holdings, Inc., Anthony Chase, Richard McDugald and Leap.

10.2(3) Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).

10.3(1) Amendment No. 1 to 1999 Stock Option Plan of Cricket Communications, Inc. (now known as Cricket Communications Holdings, Inc.).

10.4(3) Form of non-qualified/incentive stock option under the Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).

10.5(3)        Employment offer letter to Susan G. Swenson from Leap, dated July
               9, 1999.

10.6(6) System Equipment Purchase Agreement, dated September 20, 1999, by and between Cricket Wireless Communications, Inc. and Lucent Technologies, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933 and Rule 24b-2 under the Securities Exchange Act of 1934.

10.7(6) Credit Agreement, dated as of September 29, 1999, among Cricket Communications, Inc., Cricket Wireless Communications, Inc., the Lenders party thereto, and Lucent Technologies, Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933 and Rule 24b-2 under the Securities Exchange Act of 1934.

10.7.1(6)      Exhibit A -- Form of Borrower Pledge Agreement.

10.7.2(6)      Exhibit B -- Form of Collateral Agency and Intercreditor
               Agreement.

10.7.3(6)      Exhibit C -- Form of Guarantee Agreement.

10.7.4(6)      Exhibit D -- Form of Indemnity, Subrogation and Contribution
               Agreement.

10.7.5(6)      Exhibit E -- Form of Parent Agreement.

10.7.6(6)      Exhibit F -- Form of Parent Pledge Agreement.

10.7.7(6)      Exhibit G -- Form of Perfection Certificate.

10.7.8(6)      Exhibit H -- Form of Security Agreement.

10.7.9(6)      Exhibit I -- Form of Subordination Agreement.

10.7.10(1)     First Amendment, dated as of November 24, 1999, to the Credit
               Agreement, dated as of September 20, 1999, among Cricket
               Communications, Inc., Cricket Wireless Communications, Inc., and
               Lucent Technologies, Inc., as Administrative Agent.

Exhibit No.    Description of Exhibit
-----------    ----------------------
               Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.7.11(1)     Second Amendment, dated as of January 27, 2000, to the Credit
               Agreement, dated as of September 20, 1999, among Cricket
               Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Lucent Technologies, Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.7.12(1)     First Amendment dated as of January 27, 2000, to the Parent
               Agreement, dated as of September 17, 1999, between Leap and Lucent Technologies, Inc., as Administrative Agent.

10.8(7) Memorandum of Agreement, dated September 20 1999, by and between Ericsson Wireless Communications Inc., Leap and Cricket Wireless Communications, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933 and Rule 24b-2 under the Securities Exchange Act of 1934.

21 List of Subsidiaries omitted pursuant to General Instruction I(2)(b) of Form 10-K.

27.1*          Financial Data Schedule.

______________

*    Filed herewith.

(1) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Leap's Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(3) Filed as an exhibit to Leap's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(4) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, as filed with the SEC on November 30, 1998, as amended, and incorporated herein by reference.

(5) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(6) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the SEC on October 20, 1999, as amended, and incorporated herein by reference.

(7) Filed as an exhibit to Leap's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.