Form 10-Q
period 2000-05-31
CRICKET COMMUNICATIONS HOLDINGS INC
filed 2000-11-13
CIK 1114833

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended May 31, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission file number: 333-37186

                               ----------------

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

                                [NOT APPLICABLE]
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [_]

   The number of shares of registrant's common stock outstanding on November 9, 2000 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                           May 31,   August 31,
                                                            2000        1999
                                                         ----------- ----------
                                                         (Unaudited)
                         ASSETS
                         ------

Cash and cash equivalents...............................  $  22,664   $    --
Short-term investments..................................      5,015        --
Accounts receivable, net................................        838        --
Inventories.............................................      1,367        --
Other current assets....................................        225        --
                                                          ---------   --------
    Total current assets................................     30,109        --
Property and equipment, net.............................     88,396        --
Goodwill and intangible assets, net.....................     37,093        --
Deferred financing costs and other assets...............      2,048        --
                                                          ---------   --------
    Total assets........................................  $ 157,646   $    --
                                                          =========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------

Accounts payable and accrued liabilities................  $   7,368   $  6,924
Accounts payable--related party.........................        634        --
                                                          ---------   --------
    Total current liabilities...........................      8,002      6,924
Long-term debt..........................................    111,002        --
                                                          ---------   --------
    Total liabilities...................................    119,004      6,924
                                                          ---------   --------
Commitments and contingencies (Note 5)
Stockholders' equity (deficit):
  Preferred stock--authorized 200,000 shares; $.0001 par
   value, no shares issued and outstanding..............         --        --
  Common stock--authorized 75,000,000 shares; $.0001 par
   value, 65,162,433 and 52,000,100 shares issued and
   outstanding at May 31, 2000 (unaudited) and August
   31, 1999, respectively...............................          6          5
  Additional paid-in capital............................    143,349     52,029
  Parent's investment and advances......................         --      4,115
  Notes receivable from stockholders....................       (967)      (906)
  Deferred compensation.................................        (22)       (34)
  Accumulated deficit...................................   (103,724)   (62,133)
                                                          ---------   --------
    Total stockholders' equity (deficit)................     38,642     (6,924)
                                                          ---------   --------
    Total liabilities and stockholders' equity
     (deficit)..........................................  $ 157,646   $    --
                                                          =========   ========

     See accompanying notes to condensed consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)

                                          Three Months
                                             Ended         Nine Months Ended
                                        -----------------  ------------------
                                                     May 31,
                                        -------------------------------------
                                          2000     1999      2000      1999
                                        --------  -------  --------  --------
Operating revenues..................... $  4,849  $   --   $  4,849  $    --
                                        --------  -------  --------  --------
Operating expenses:
  Cost of operating revenues and
   operations..........................   (4,252)     --     (4,252)      --
  Selling, general and administrative..   (8,495)  (2,896)  (15,073)   (5,328)
  Depreciation and amortization........   (2,439)     --     (2,439)      --
                                        --------  -------  --------  --------
    Total operating expenses...........  (15,186)  (2,896)  (21,764)   (5,328)
                                        --------  -------  --------  --------
  Operating loss.......................  (10,337)  (2,896)  (16,915)   (5,328)
Equity in net loss of unconsolidated
 wireless operating company............      --    (3,698)  (20,162)  (14,899)
Interest income........................      548      --      1,579       --
Interest expense.......................   (3,173)     --     (6,093)      --
                                        --------  -------  --------  --------
  Net loss............................. $(12,962) $(6,594) $(41,591) $(20,227)
                                        ========  =======  ========  ========


     See accompanying notes to condensed consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                               Nine Months
                                                              Ended May 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Operating activities:
  Net cash used in operating activities..................... $(21,776) $(5,328)
                                                             --------  -------
Investing activities:
  Purchase of property and equipment........................   (4,283)     --
  Investments in and loans to unconsolidated wireless
   operating company........................................  (17,009) (14,899)
  Purchase of held-to-maturity investments..................   (5,015)     --
  Acquisition, net of cash acquired.........................   (1,327)     --
                                                             --------  -------
Net cash used in investing activities.......................  (27,634) (14,899)
                                                             --------  -------
Financing activities:
  Proceeds from long-term debt..............................      302      --
  Net proceeds from issuance of common stock................      419      --
  Parent's investment and advances..........................   71,353   20,227
                                                             --------  -------
Net cash provided by financing activities...................   72,074   20,227
                                                             --------  -------
Net increase in cash and cash equivalents...................   22,664      --
Cash and cash equivalents at beginning of period............      --       --
                                                             --------  -------
Cash and cash equivalents at end of period.................. $ 22,664  $   --
                                                             ========  =======

Supplemental disclosure of non-cash investing and financing
 activities:
  Long-term financing for loans to unconsolidated wireless
   operating company........................................ $ 19,707
  Long-term financing to settle liabilities assumed on
   acquisition.............................................. $ 33,608
  Long-term financing to purchase property and equipment.... $ 51,174
  Facility fee due on long-term debt........................ $  1,800
Supplemental disclosure of cash used for acquisition:
  Total purchase price...................................... $ 80,911
  Warrant issued for common stock...........................  (15,353)
  Liabilities assumed.......................................  (59,258)
  Cash acquired.............................................   (4,973)
                                                             --------
  Cash used for acquisition................................. $  1,327
                                                             ========

     See accompanying notes to condensed consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company and Basis of Presentation

 The Company and Nature of Business

   Cricket Communications Holdings, Inc. (the "Company" or "Cricket Communications Holdings"), a wholly owned subsidiary of Leap Wireless International, Inc. ("Leap"), is a wireless communications carrier that is deploying and operating a low-cost, flat-rate wireless service in the United States. The Company's service is operated by its wholly owned subsidiary Cricket Communications, Inc. ("Cricket Communications") and is marketed under the name "Cricket." Cricket service was introduced in March 1999 in Tennessee using the existing infrastructure of Chase Telecommunications, Inc. ("Chase Telecommunications"), a company that Leap and Cricket Communications Holdings acquired in March 2000 (See Note 2). The Company has introduced Cricket service in other markets in Tennessee in 2000 and plans to introduce Cricket service to additional markets in the United States in the future. The Company is comprised of one business segment and all of its customers and long-lived assets are located in the United States.

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

   The FCC's grants of Leap's C-Block and F-Block licenses are subject to certain conditions which have been satisfied. Leap has a continuing obligation, during the designated entity holding period for its C-Block and F-Block licenses, to limit its debt to Qualcomm Incorporated ("Qualcomm") to 50% or less of its outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of Leap's board of directors or a majority of its officers. If Leap fails to continue to meet any of the conditions imposed by the FCC or otherwise fails to maintain its qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on the Company's financial condition and business prospects.

 Incorporation, Capitalization and Basis of Presentation

   Cricket Communications Holdings was incorporated in Delaware on August 24, 1998. On June 22, 1999, Leap transferred to the Company its 7.2% equity interest in Chase Telecommunications Holdings, Inc. ("Chase Telecommunications Holdings") and indebtedness of Chase Telecommunications, a subsidiary of Chase Telecommunications Holdings, owed to Leap, as well as certain additional assets and liabilities (the "Transfer"). Leap purchased its equity interest in Chase Telecommunications Holdings in December 1996. The financial statements reflect the financial position, results of operations, cash flows and changes in stockholders' deficit of the business that was transferred to the Company from Leap as if: (i) the Company was a separate entity for all periods presented, and (ii) the investment in Chase Telecommunications Holdings and loans to Chase Telecommunications were entered into by the Company. The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company's business. The Company had no cash from December 1, 1996 (inception) through December 15,

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

1999. During this period, when Company purchases were made, liabilities paid or investments and loans made, the cash used by the Company was provided by Leap. Leap's investment and advances have been converted into common stock of the Company.

   The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders' equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K, filed with the Securities and Exchange Commission on October 30, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

   The condensed consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

 Change in Fiscal Year

   On July 31, 2000, the Board of Directors of the Company elected to change its fiscal year from a year ending on August 31 to a year ending on December
31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year end, the Company has issued consolidated financial statements as of December 31, 1999 and for the transition period from September 1, 1999 to December 31, 1999.

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

   In March 2000, the FASB issued Financial Accounting Standards Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." FIN No. 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock option or award qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN No. 44 will have a material effect on its consolidated financial position or results of operations.

Note 2. Investment in and Loans to Chase Telecommunications Holdings

   In March 2000, Leap and the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $138.0 million (with a fair value of $131.3 million), a warrant to purchase 1% of the common stock of the Company at an exercise price of $1.0 million (which had a fair value of approximately $15.3 million at the acquisition date determined using the Black Scholes option pricing model), and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. Leap purchased the wireless licenses and related FCC debt and the Company acquired all the outstanding capital stock of Chase Telecommunications, a subsidiary of Chase Telecommunications Holdings. Under the purchase method of accounting, the total estimated fair value of the Company's acquisition of Chase Telecommunications was $80.9 million, of which $43.2 million has been allocated to property and equipment and other assets and $37.7 million has been allocated to intangible assets, primarily goodwill, which is being amortized over 20 years. Unaudited pro forma results of operations are provided to reflect the acquisition as if it had occurred as of September 1, 1998 (in thousands):

                                                             Nine Months Ended
                                                                  May 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                                (Unaudited)
   Operating revenues....................................... $ 10,112  $  1,917
   Net loss................................................. $(54,174) $(16,625)

   The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

   Prior to Leap's and the Company's acquisition of substantially all the assets of Chase Telecommunications Holdings in March 2000, the Company's investment in Chase Telecommunications Holdings was accounted for under the equity method. The Company recorded equity losses from Chase Telecommunications Holdings of $0.0 million and $20.2 million during the three and nine months ended May 31, 2000, respectively, and $3.7 million and $14.9 million during the three and nine months ended May 31, 1999, respectively.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

   Condensed financial information for Chase Telecommunications Holdings is summarized as follows (in thousands):

                                                                    August 31,
                                                                       1999
                                                                    ----------
     Current assets................................................ $   5,963
     Non-current assets............................................    87,282
     Current liabilities...........................................    (4,063)
     Non-current liabilities.......................................  (148,501)
                                                                    ---------
       Total stockholders' deficit.................................   (59,319)
     Other stockholders' share of deficit..........................   (55,048)
                                                                    ---------
     Company's share of deficit....................................    (4,271)
                                                                    ---------
       Investments in and loans receivable from Chase
        Telecommunications Holdings................................ $     --
                                                                    =========

                                               Three
                                           Months Ended     Nine Months Ended
                                          ----------------  ------------------
                                                       May 31,
                                          ------------------------------------
                                          2000(1)   1999      2000      1999
                                          -------  -------  --------  --------
                                                     (Unaudited)
Operating revenues....................... $   825  $ 1,093  $  6,113  $  1,917
                                          -------  -------  --------  --------
Operating losses.........................  (1,786)  (4,315)  (38,126)  (10,769)
Other income (expense), net..............  (1,524)  (3,682)   (9,539)   (6,518)
                                          -------  -------  --------  --------
  Net loss...............................  (3,310)  (7,997)  (47,665)  (17,287)
Other stockholders' share of net loss....  (3,310)  (3,499)  (25,504)     (373)
                                          -------  -------  --------  --------
Company's share of net loss..............     --    (4,498)  (22,161)  (16,914)
Elimination of intercompany
 transactions............................     --       800     1,999     2,015
                                          -------  -------  --------  --------
  Equity in net loss of Chase
   Telecommunications Holdings........... $   --   $(3,698) $(20,162) $(14,899)
                                          =======  =======  ========  ========

--------
(1) Period up to March 2000 acquisition date.

Note 3. Long Term Debt

 Lucent Credit Agreement

   In September 1999, Cricket Communications agreed to purchase up to $330.0 million of infrastructure products and services from Lucent Technologies, Inc. ("Lucent"), and in June 2000, increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased by Cricket Communications. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings, which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Nortel

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

Networks, Inc. ("Nortel") and Ericsson Wireless Communications, Inc. ("Ericsson") (see Note 6), are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay Lucent a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. At May 31, 2000, the Company had $111.0 million outstanding under the Lucent credit at an interest rate of 10.63%.

Note 4. Related Party Transactions

 Leap Wireless International, Inc.

   The unaudited condensed consolidated financial statements include the allocation of shared general and administrative costs with Leap subsequent to the Transfer. Labor and other direct costs of Leap have been allocated to the Company based on estimates of incremental efforts expended and incremental costs incurred related to the Company's business. The Company's share of these costs was $0.7 million and $2.0 million for the three and nine months ended May 31, 2000. Management believes these allocations reasonably approximate costs incurred by Leap on behalf of the Company's operations. However, the costs as allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity.

   In conjunction with Leap's and the Company's acquisition of substantially all the assets of Chase Telecommunications Holdings in March 2000, Leap granted the Company the right to use wireless licenses acquired from Chase Telecommunications Holdings and held by another subsidiary of Leap. The Company recorded $0.2 million for the three months ended May 31, 2000 for its right to use wireless licenses.

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

 Other Related Parties

   In December 1999, the Company issued 473,333 shares of its common stock to three directors of the Company and a director of Leap for promissory notes totaling $2.8 million. The promissory notes bore interest at the rate of 10.0% per annum and were payable on demand. In April and May 2000, the promissory notes were paid in full.

Note 5. Commitments and Contingencies

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

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

Note 6. Subsequent Events

 Leap Acquisition and Funding

   On June 15, 2000, through a subsidiary merger, Leap acquired the remaining 5.11% of the Company that it did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and the Company. Each issued and outstanding share of the Company's common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap's common stock. As a result, 1,048,635 shares of Leap's common stock were issued. Leap also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of Leap's common stock, for an aggregate exercise price of $1.0 million. In addition, Leap assumed all unexpired and unexercised stock options of the Company outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap's common stock.

   In June 2000, subsequent to the acquisition, Leap contributed $369.7 million in cash funding and other assets to the Company.

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

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

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

   Cricket Communications, Lucent, Nortel and Ericsson have entered into an agreement pursuant to which Lucent, Nortel and Ericsson agreed to share collateral and the parties agreed that the Cricket Communications' total outstanding balance of loans to the three vendors shall not exceed $1,845.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Transition Report on Form 10-K for the transition period from September 1, 1999 to December 31, 1999, filed with the Securities and Exchange Commission on October 30, 2000.

   Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of Cricket's future. It is based on current information, which Cricket has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Cricket's actual results could differ materially from those stated or implied by such forward looking statements due to risks and uncertainties associated with Cricket's business. Factors that could cause actual results to differ include but are not limited to: changes in the economic conditions of the various markets Cricket serves which could adversely affect the market for wireless services; the ability of Leap or its operating companies, including Cricket, to access capital markets; Cricket's ability to roll out networks in accordance with its plans; failure of the systems to perform according to expectations; the effect of competition; the acceptance of the product offering by our target customers; Cricket's ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the closing of transactions described in this report; rulings by courts or the FCC adversely affecting Leap's rights to own and/or operate certain wireless licenses; as well as other factors detailed in our SEC filings. The forward-looking statements should be considered in the context of these and other risk factors detailed in the section entitled "Risk Factors" detailed in the Company's Transition Report on Form 10-K for the transition period from September 1, 1999 to December 31, 1999, filed with the Securities and Exchange Commission on October 30, 2000. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.

   As used in this report, the terms "we," "our" or "us" refer to Cricket Communications Holdings and its subsidiaries, unless the context suggests otherwise.

Overview

   Cricket Communications Holdings, a wholly owned subsidiary of Leap Wireless International, Inc., is a wireless communications carrier with an innovative approach to providing digital wireless service that is designed to appeal to the mass market. We intend to transform wireless into a mass consumer product by deploying customer-oriented, low-cost, simple wireless services. We generally seek to address a much broader population segment than incumbent wireless operators have addressed to date. In the United States, we are employing an innovative business strategy to extend the benefits of mobility to the mass market by offering digital wireless service under the brand name Cricket that is as simple as, and priced at rates competitive with, traditional landline service. Chase Telecommunications, Inc., a company we acquired in March 2000, introduced Cricket service in Chattanooga and Nashville, Tennessee in March 1999 and January 2000, respectively. Cricket service is operated by Cricket Communications, Inc., our wholly owned subsidiary.

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

   We are in the early stages of launching our networks and our financial results continue to reflect the considerable investment associated with completion of our network build-outs and the initial launch of commercial service in new markets. As we continue to expand our operations, our net operating losses are expected to grow.

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

   Wireless licenses. Our business is substantially dependent on the use of various licenses which Leap has acquired or agreed to acquire.

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

   Various parties previously challenged Leap's qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco. That wireless operating company also has opposed all of Leap's pending assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision to the Court of Appeal for the D.C. Circuit, which appeal is currently pending. In addition, Nextel Communications, Inc. has opposed one of Leap's pending FCC applications, alleging that Leap may no longer be compliant with C- and F-Block "total asset" eligibility requirements. Further judicial review of the FCC's orders granting Leap licenses is possible. In addition, licenses awarded to Leap at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C- or F-Block licenses. Leap may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C- and F-Block licenses or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C- and F-Block licenses at auction and in the aftermarket.

   Leap may not prevail in connection with any such appeals or proceedings and Leap may not remain qualified to hold C-Block or F-Block licenses. If the FCC determines that Leap is not qualified to hold C-Block or F-Block licenses, it could take the position that all of Leap's licenses should be divested, cancelled or reauctioned.

Presentation

   The wireless licenses used by us to offer Cricket service are owned by Leap. We plan to enter into long-term licensing agreements with Leap for the use of the licenses. In 1999 and 2000, Leap has acquired or agreed to acquire a number of additional wireless licenses throughout the United States. Each of the pending agreements is subject to customary closing conditions, including FCC approval, but no assurance can be given that they will be closed on schedule or at all.

   On July 31, 2000, our Board of Directors elected to change our fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year end, we have issued consolidated financial statements as of December 31, 1999 and for the period from September 1, 1999 to December 31, 1999.

Results of Operations

Three and Nine Months Ended May 31, 2000 Compared to Three and Nine Months Ended May 31, 1999

   We incurred a net loss of $13.0 million and $41.6 million, respectively, during the three and nine-month periods ended May 31, 2000 compared to a net loss of $6.6 million and $20.2 million, respectively, in the corresponding periods of the prior year. The increase in net loss relates primarily to increased operating expenses associated with the development of new markets and the launch of commercial service in new markets. Cricket wireless service was launched in Nashville, Tennessee in late January 2000. As a result, total subscribers on our networks reached approximately 46,000 subscribers at May 31, 2000.

   As a direct result of the purchase of Chase Telecommunications in March 2000, we recorded $4.0 million of operating revenues, $3.2 million of cost of operating revenues, $3.5 million of additional selling, general and administrative expenses, $2.0 million of additional depreciation and amortization and $1.4 million of additional net interest expense during the three and nine months ended May 31, 2000.

   We generated $4.8 million in operating revenue during the three and nine month periods ended May 31, 2000 from Cricket service in Nashville and Chattanooga, Tennessee, since our March 2000 acquisition of Chase
Telecommunications. During the nine month period ended May 31, 1999, we did not report any operating revenues because our investment in Chase
Telecommunications Holdings was accounted for under the equity method of accounting. Chase Telecommunications generated revenues of $1.9 million in the nine month period ended May 31, 1999.

   We incurred $8.5 million and $15.1 million of selling, general and administrative expenses during the three and nine-month periods ended May 31, 2000, respectively, compared to $2.9 million and $5.3 million in the corresponding periods of the prior year. Selling, general and administrative expenses increased by

$5.6 million and $9.8 million, respectively, over the corresponding three and nine-month periods of the prior year due to the development and support of commercial service in new markets.

   We incurred operating losses of $10.3 million and $16.9 million during the three and nine-month periods ended May 31, 2000, respectively, compared to operating losses of $2.9 million and $5.3 million in the corresponding periods of the prior year. The increase in our operating losses compared to the prior periods reflects the consolidation of Chase Telecommunications and the development and launch of commercial service in new markets. We expect continued substantial growth in subscribers, operating revenues and operating expenses as a result of our planned development and launch of Cricket service in additional U.S. markets.

   Equity in net loss of Chase Telecommunications Holdings was $0.0 million and $20.2 million during the three and nine-month periods ended May 31, 2000, respectively, compared to $3.7 million and $14.9 million in the corresponding periods of the prior year.

   Interest expense was $3.2 million and $6.1 million during the three and nine-month periods ended May 31, 2000, respectively. Interest expense relates primarily to the financing of our wireless communications networks. There was no consolidated interest expense during the prior periods. We expect interest expense to increase substantially in the future due to expected additional borrowings used to fund the construction of wireless networks in various markets across the United States.

Liquidity and Capital Resources

   Over the next twelve months from November 2000, we have budgeted a total of approximately $1,233.0 million for capital expenditures for the build-out of Cricket networks and to fund operating losses. Our actual expenditures may vary significantly depending upon the progress of the build-out of our networks and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

   As of September 30, 2000, we had a total of approximately $1,916.4 million in unused capital resources for our future cash needs as follows:

  . approximately $380.2 million in consolidated cash, cash equivalents and investments on hand; and

  . approximately $1,536.2 million in commitments under vendor financing arrangements with Lucent Technologies, Nortel Networks and Ericsson, with availability based on a ratio of the total amounts of products and services purchased.

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

   Leap has announced that it intends to use a substantial portion of the net proceeds from its February 2000 equity offering and units offering for capital expenditures for the build out of Cricket networks, to fund operating losses expected to be incurred by the Company, for the completed acquisition of substantially all of the assets of Chase Telecommunications Holdings in March 2000 and to acquire additional wireless licenses to be used by the Company to offer Cricket service. In June 2000, Leap contributed $369.7 million in cash funding and other assets to us subsequent to our merger with Leap.

Credit Facilities and Other Financing Arrangements

   Lucent Equipment Financing. In September 1999, Cricket Communications agreed to purchase up to $330.0 million of infrastructure products and services from Lucent Technologies, Inc., and in June 2000 increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings, which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on the total amount of products and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. Borrowings under the Lucent credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the Lucent credit agreement, together with the obligations under similar facilities from Nortel Networks, Inc. and Ericsson Wireless Communications, Inc., are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. At May 31, 2000, Cricket Communications had $111.0 million outstanding under the Lucent credit agreement at an interest rate of 10.63%.

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

   Cricket Communications, Lucent, Nortel and Ericsson have entered into an agreement pursuant to which Lucent, Nortel and Ericsson agreed to share collateral and the parties agreed that Cricket Communications' total outstanding balance of loans to the three vendors shall not exceed $1,845.0 million.

Operating Activities

   We used $21.8 million in cash for operating activities during the nine month period ended May 31, 2000 compared to $5.3 million in the corresponding period of the prior year. The increase is primarily attributable to increased marketing and other customer acquisition costs associated with the development and launch of new markets. We expect that cash used in operating activities will increase substantially in the future as a result of our planned development and launch of Cricket service in multiple U.S. markets.

Investing Activities

   Cash used in investing activities was $27.6 million during the nine-month period ended May 31, 2000 compared to $14.9 million in the corresponding period of the prior year. Investments during the nine-month period ended May 31, 2000 consisted of loans to Chase Telecommunications of $17.0 million, the acquisition of Chase Telecommunications for $1.3 million net of cash acquired, the purchase of held-to-maturity investments of $5.0 million and capital expenditures of $4.3 million. In the remainder of 2000, we expect to make significant investments in capital assets, including network equipment.

Financing Activities

   Cash provided by financing activities during the nine-month period ended May 31, 2000, primarily from Leap's investment and advances, was $72.1 million. Cash provided by financing activities in the corresponding period of the prior year was $20.2 million, primarily from Leap's investment and advances.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the Staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending December 31, 2000. Leap does not expect that the adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

   In March 2000, the FASB issued Financial Accounting Standards Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock option or award qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Leap does not expect that the adoption of FIN 44 will have a material effect on its consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. For a description of our long-term debt obligations, see Note 3 to the Condensed Consolidated Financial Statements, which are included elsewhere herein. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of May 31, 2000, the principal amounts of our variable rate long-term debt obligations amounted to approximately $111.0 million. An increase of 10% in interest rates would increase our interest expense for the next twelve months by approximately $1.2 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next twelve months.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

   Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on Cricket Communications Holdings' consolidated financial position, results of operations or cash flows

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   (c)

   (1) In March 2000, the Company amended the stock option agreements of certain option holders to allow for early exercise of options to purchase unvested stock and provide a right of repurchase for the Company. The stock vests over the remaining option vesting period. The Company may elect to repurchase the unvested shares at the original exercise price. In March 2000, the Company issued 855,667 shares of common stock to 12 persons at a weighted average exercise price of $2.49 per share pursuant to such amended stock option agreements. Of the total proceeds of approximately $2.1 million, $1.7 million was received by Leap and reduced accounts payable to Leap.

   (2) From March 1, 2000 to May 31, 2000, the Company issued options to approximately 93 employees to purchase a total of 74,070 shares of common stock at a weighted average exercise price of $19.05 per share. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options. None of the options granted during this time period have been exercised. In June 2000, through a subsidiary merger, Leap acquired the 5.11% of the Company that it did not already own. In connection with the merger, Leap assumed all unexpired and unexercised Company stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap's common stock.

   The issuances described above were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and other instruments issued in such transactions. All recipients either received adequate information about the registrant or had access, through employment or other relationships, to such information.

   (3) In March 2000, the Company issued a warrant to purchase 1% of the common stock of the Company to Chase Telecommunications Holdings at an aggregate exercise price of $1.0 million. In connection with the merger in June 2000, Leap assumed the Company's warrant obligation.

   The issuance of the warrant was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Index to Exhibits:

27.1*Financial Data Schedule.
--------
*  Filed herewith.

   (b) Reports on Form 8-K.

   A Current Report on Form 8-K was filed on August 30, 2000 announcing that on July 31, 2000, the Board of Directors of Cricket Communications Holdings, Inc., a Delaware corporation (the "Company"), elected to change its fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year will end on December 31, 2000. The four-month transition period beginning September 1, 1999, and ending December 31, 1999, was reported on a Transition Report on Form 10-K that was filed with the Securities and Exchange Commission on October 30, 2000, pursuant to the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRICKET COMMUNICATIONS HOLDINGS,
                                           INC.

Date: November 13, 2000                           /s/ Harvey P. White
                                          By: _________________________________
                                                      Harvey P. White
                                                Chairman and Chief Executive
                                                          Officer

Date: November 13, 2000                          /s/ Stephen P. Dhanens
                                          By: _________________________________
                                                     Stephen P. Dhanens
                                                 Vice President, Corporate
                                                         Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

 27.1* Financial Data Schedule.

--------
*  Filed herewith.