Form 10-Q
period 2000-09-30
CRICKET COMMUNICATIONS HOLDINGS INC
filed 2000-11-14
CIK 1114833

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended September 30, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission file number: 333-37186

                     CRICKET COMMUNICATIONS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 33-0820981
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

              10307 Pacific Center Court, San Diego, Ca 92121-2779 (Address of Principal Executive Offices) (Zip Code)

                                 (858) 882-6000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [_]

   The number of shares of registrant's common stock outstanding on November 13, 2000 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)
                       ASSETS
                       ------
Cash and cash equivalents...........................   $ 348,382     $   --
Short-term investments..............................      31,490         --
Accounts receivable, net............................          46         --
Inventories.........................................         416         --
Other current assets................................       1,809         --
                                                       ---------     -------
  Total current assets..............................     382,143         --
Property and equipment, net.........................     299,344         505
Investments in and loans receivable from
 unconsolidated wireless operating company..........         --        8,562
Goodwill and intangible assets, net.................      64,646         --
Long-term investments...............................         330         --
Deferred financing costs and other assets...........       3,621         212
                                                       ---------     -------
  Total assets......................................   $ 750,084     $ 9,279
                                                       =========     =======
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ----------------------------------------------

Accounts payable and accrued liabilities............   $  22,968     $ 6,272
Accounts payable--related party.....................       4,231         --
                                                       ---------     -------
  Total current liabilities.........................      27,199       6,272
Long-term debt......................................     212,580      10,421
Other long-term liabilities.........................      96,177         --
                                                       ---------     -------
  Total liabilities.................................     335,956      16,693
                                                       ---------     -------
Contingencies (Note 5)
Stockholders' equity (deficit):
Preferred stock--authorized 200,000 shares; $.0001
 par value, no shares issued and outstanding........         --          --
Common stock--authorized 75,000,000 shares; $.0001
 par value, 1,000 and 64,306,766 shares issued and
 outstanding at September 30, 2000 (unaudited) and
 December 31, 1999, respectively....................         --            6
Additional paid-in capital..........................     541,711     125,868
Notes receivable from stockholders..................         --      (55,304)
Unearned stock-based compensation...................         --          (29)
Accumulated deficit.................................    (127,583)    (77,955)
                                                       ---------     -------
  Total stockholders' equity (deficit)..............     414,128      (7,414)
                                                       ---------     -------
  Total liabilities and stockholders' equity
   (deficit)........................................   $ 750,084     $ 9,279
                                                       =========     =======

     See accompanying notes to condensed consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (In thousands)

                                              Three Months
                            Month Ended          Ended         Nine Months Ended
                          ----------------  -----------------  ------------------
                             June 30,                 September 30,
                          ----------------  -------------------------------------
                           2000     1999      2000     1999      2000      1999
                          -------  -------  --------  -------  --------  --------
Operating revenues......  $ 2,020  $   --   $  7,540  $   --   $ 14,409  $    --
                          -------  -------  --------  -------  --------  --------
Operating expenses:
  Cost of operating
   revenues and
   operations...........   (1,932)     --    (10,728)     --    (17,041)      --
  Selling, general and
   administrative.......   (3,591)  (2,947)  (12,907)  (5,992)  (27,301)  (16,414)
  Depreciation and
   amortization.........   (1,063)     --     (3,615)     --     (7,117)      --
                          -------  -------  --------  -------  --------  --------
    Total operating
     expenses...........   (6,586)  (2,947)  (27,250)  (5,992)  (51,459)  (16,414)
                          -------  -------  --------  -------  --------  --------
Operating loss..........   (4,566)  (2,947)  (19,710)  (5,992)  (37,050)  (16,414)
Equity in net loss of
 unconsolidated wireless
 operating company......      --    (2,500)      --    (4,000)  (10,439)  (11,200)
Interest income.........      632      --      6,433       16     8,633        16
Interest expense........   (1,678)     --     (4,968)     --    (10,879)      --
                          -------  -------  --------  -------  --------  --------
    Net loss............  $(5,612) $(5,447) $(18,245) $(9,976) $(49,735) $(27,598)
                          =======  =======  ========  =======  ========  ========




     See accompanying notes to condensed consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Operating activities:
Net cash used in operating activities......................  $ (5,953) $ (7,907)
                                                             --------  --------
Investing activities:
  Purchase of property and equipment.......................   (27,845)     (115)
  Investments in and loans to unconsolidated wireless
   operating company.......................................    (9,900)  (11,200)
  Purchase of held-to-maturity investments.................   (31,820)      --
  Acquisition, net of cash acquired........................    (1,327)      --
                                                             --------  --------
Net cash used in investing activities......................   (70,892)  (11,315)
                                                             --------  --------
Financing activities:
  Proceeds from long-term debt.............................       302       --
  Net proceeds from issuance of common stock...............       419     1,103
  Parent's investment and advances.........................   424,506    18,119
                                                             --------  --------
Net cash provided by financing activities..................   425,227    19,222
                                                             --------  --------
Net increase in cash and cash equivalents..................   348,382       --
Cash and cash equivalents at beginning of period...........       --        --
                                                             --------  --------
Cash and cash equivalents at end of period.................  $348,382  $    --
                                                             ========  ========
Supplemental disclosure of non-cash investing and financing
 activities:
  Long-term financing for loans to unconsolidated wireless
   operating company.......................................  $  8,984  $    --
  Long-term financing to settle liabilities assumed on
   acquisition.............................................    33,608       --
  Long-term financing to purchase property and equipment...   240,759       --
  Facility fee due on long-term debt.......................     1,800       --
  Exercise of stock options for notes receivable...........       --        897
Supplemental disclosure of cash used for acquisition:
  Total purchase price.....................................    80,911       --
  Warrant issued for common stock..........................   (15,353)      --
  Liabilities assumed......................................   (59,258)      --
  Cash acquired............................................    (4,973)      --
                                                             --------  --------
  Cash used for acquisition................................  $  1,327  $    --
                                                             ========  ========

     See accompanying notes to condensed consolidated financial statements.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company and Basis of Presentation

 The Company and Nature of Business

   Cricket Communications Holdings, Inc. (the "Company" or "Cricket Communications Holdings"), a wholly-owned subsidiary of Leap Wireless International, Inc. ("Leap"), is a wireless communications carrier that is deploying and operating a low-cost, flat-rate wireless service in the United States. The Company's service is operated by its wholly-owned subsidiary, Cricket Communications, Inc. ("Cricket Communications"), and is marketed under the name "Cricket". Cricket service was introduced in March 1999 in Tennessee using the existing infrastructure of Chase Telecommunications, Inc. ("Chase Telecommunications"), a company that Leap and Cricket Communications Holdings acquired in March 2000 (See Note 2). The Company has introduced Cricket service in other markets in Tennessee in 2000 and plans to introduce Cricket service to additional markets in the United States in the future. The Company is comprised of one business segment and all of its customers and long-lived assets are located in the United States. The Company has guaranteed $225.0 million and $668.0 million of senior and senior discount notes of Leap, respectively.

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

   The FCC's grants of Leap's C-Block and F-Block licenses are subject to certain conditions, which have been satisfied. Leap has a continuing obligation, during the designated entity holding period for its C-Block and F-Block licenses, to limit its debt to Qualcomm Incorporated ("Qualcomm") to 50% or less of its outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of Leap's board of directors or a majority of its officers. If Leap fails to continue to meet any of the conditions imposed by the FCC or otherwise fails to maintain its qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on the Company's financial condition and business prospects.

 Incorporation, Capitalization and Basis of Presentation

   Cricket Communications Holdings was incorporated in Delaware on August 24, 1998. On June 22, 1999, Leap transferred to the Company its 7.2% equity interest in Chase Telecommunications Holdings, Inc. ("Chase Telecommunications Holdings") and indebtedness of Chase Telecommunications, a subsidiary of Chase Telecommunications Holdings, owed to Leap, as well as certain additional assets and liabilities (the "Transfer"). Leap purchased its equity interest in Chase Telecommunications Holdings in December 1996. The financial statements reflect the financial position, results of operations, cash flows and changes in stockholders' equity (deficit) of the business that was transferred to the Company from Leap as if: (i) the Company was a separate entity for all periods presented, and (ii) the investment in Chase Telecommunications Holdings and loans to Chase Telecommunications were entered into by the Company. The financial statements have been prepared

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

using the historical basis in the assets and liabilities and historical results of operations related to the Company's business. The Company had no cash from December 1, 1996 (inception) through December 15, 1999. During this period, when Company purchases were made, liabilities paid or investments and loans made, the cash used by the Company was provided by Leap. Leap's investment and advances have been converted into common stock of the Company.

   The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders' equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the transition period from September 1, 1999 to December 31, 1999, filed with the Securities and Exchange Commission on October 30, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

   The condensed consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

 Leap Acquisition

   On June 15, 2000, Leap acquired the remaining 5.11% of the Company that it did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and the Company. Each issued and outstanding share of the Company's common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap's common stock. As a result, 1,048,635 shares of Leap's common stock were issued. Leap also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of the Company, which was converted into a warrant to acquire 202,566 shares of Leap's common stock, for an aggregate exercise price of $1.0 million. The aggregate fair value of the Leap shares issued and warrant assumed in excess of the carrying value of the interest acquired was allocated to goodwill. As a result, the Company recorded goodwill of $29.2 million in June 2000 under the push-down method of accounting which is being amortized over 20 years. In addition, Leap assumed all unexpired and unexercised stock options of the Company outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap's common stock.

 Change in Fiscal Year

   On July 31, 2000, the Board of Directors of the Company elected to change its fiscal year from a year ending on August 31 to a year ending on December
31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year end, the Company has issued consolidated financial statements as of December 31, 1999 and for the transition period from September 1, 1999 to December 31, 1999 and is required to issue interim financial statements for the three and nine months ended September 30, 2000. Since the Company's previous interim financial statements were as of May 31, 2000, the Company is also required to issue interim financial statements for the month of June 2000.

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

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

Note 2. Investment in and Loans to Chase Telecommunications Holdings

   In March 2000, Leap and the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $138.0 million (with a fair value of $131.3 million), a warrant to purchase 1% of the common stock of the Company at an exercise price of $1.0 million (which had a fair value of approximately $15.3 million at the acquisition date determined using the Black Scholes option pricing model), and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. Leap purchased the wireless licenses and related FCC debt and the Company acquired all the outstanding capital stock of Chase Telecommunications, a subsidiary of Chase Telecommunications Holdings. Under the purchase method of accounting, the total estimated fair value of the Company's acquisition of Chase Telecommunications was $80.9 million, of which $43.2 million has been allocated to property and equipment and other assets and $37.7 million has been allocated to intangible assets, primarily goodwill, which is being amortized over 20 years. Unaudited pro forma results of operations are provided to reflect the acquisition as if it had occurred as of January 1, 1999 (in thousands):

                                                             Nine Months Ended
                                                               September 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                                (Unaudited)
   Operating revenues....................................... $ 17,380  $  3,771
   Net loss................................................. $(52,061) $(39,931)

   The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

   Prior to Leap's and the Company's acquisition of substantially all the assets of Chase Telecommunications Holdings in March 2000, the Company's investment in Chase Telecommunications Holdings was accounted for under the equity method. The Company recorded equity losses from Chase Telecommunications Holdings of $0 and $10.4 million during the three and nine months ended September 30, 2000, respectively, and

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

$2.5 million, $4.0 million and $11.2 million during the month ended June 30, 1999 and the three and nine months ended September 30, 1999, respectively.

   Condensed financial information for Chase Telecommunications Holdings is summarized as follows (in thousands):

                                                                  December 31,
                                                                      1999
                                                                  ------------
   Current assets................................................  $   3,865
   Non-current assets............................................     89,020
   Current liabilities...........................................     (6,397)
   Non-current liabilities.......................................   (180,901)
                                                                   ---------
     Total stockholders' deficit.................................    (94,413)
   Other stockholders' share of capital..........................    (87,615)
                                                                   ---------
   Company's share of capital....................................  $  (6,798)
                                                                   =========
   Investments in and loans receivable from Chase
    Telecommunications Holdings..................................  $   8,562
                                                                   =========

                                              Three Months     Nine Months
                                                 Ended            Ended
                                Month Ended   ------------  ------------------
                                  June 30,            September 30,
                                ------------  --------------------------------
                                2000  1999    2000  1999      2000      1999
                                ---- -------  ---- -------  --------  --------
                                                (Unaudited)
Operating revenues............. $ -- $   364  $ -- $ 1,723  $  2,971  $  3,642
                                ---- -------  ---- -------  --------  --------
Operating losses...............   --  (1,338)   --  (3,956)   (4,817)  (11,612)
Other income (expense), net....   --  (1,236)   --  (4,435)  (10,330)  (11,798)
                                ---- -------  ---- -------  --------  --------
  Net loss.....................   --  (2,574)   --  (8,391)  (15,147)  (23,410)
Other stockholders' share of
 net loss......................   --    (235)   --  (3,290)   (3,210)   (9,528)
                                ---- -------  ---- -------  --------  --------
Company's share of net loss....   --  (2,809)   --  (5,101)  (11,937)  (13,882)
Elimination of intercompany
 transactions..................   --     309    --   1,101     1,498     2,682
                                ---- -------  ---- -------  --------  --------
  Equity in net loss of Chase
   Telecommunications
   Holdings.................... $ -- $(2,500) $ -- $(4,000) $(10,439) $(11,200)
                                ==== =======  ==== =======  ========  ========

Note 3. Long Term Debt

 Lucent Supply and Credit Agreements

   In September 1999, Cricket Communications agreed to purchase up to $330.0 million of infrastructure products and services from Lucent Technologies, Inc. ("Lucent"), and in June 2000, increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased by Cricket Communications. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings, which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The credit agreement contains various covenants and conditions typical for

                     CRICKET COMMUNICATIONS HOLDINGS, INC.

a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Nortel Networks, Inc. ("Nortel") and Ericsson Wireless Communications, Inc. ("Ericsson"), are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay Lucent a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. At September 30, 2000, the Company had $212.6 million outstanding under the Lucent credit agreement at an interest rate of 11.0%. In addition, the Company had amounts payable to Lucent of $96.2 million which have been included in other long-term liabilities at September 30, 2000.

 Nortel Supply and Credit Agreements

   In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services. Nortel agreed to finance these purchases plus additional working capital under a credit facility. The credit facility permits up to $525.0 million in total borrowings, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Nortel. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities with Lucent and Ericsson, are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. At September 30, 2000, no amounts were outstanding under the Nortel credit agreement.

 Ericsson Supply and Credit Agreements

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

Note 4. Related Party Transactions

 Leap Wireless International, Inc.

   The unaudited condensed consolidated financial statements include the allocation of shared general and administrative costs with Leap subsequent to the Transfer. Labor and other direct costs of Leap have been allocated to the Company based on estimates of incremental efforts expended and incremental costs incurred related to the Company's business. The Company's share of these costs was $0.3 million, $0.8 million and $2.3 million for the month ended June 30, 2000 and the three and nine months ended September 30, 2000. Management believes these allocations reasonably approximate costs incurred by Leap on behalf of the Company's operations. However, the costs as allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity.

   In conjunction with Leap's and the Company's acquisition of substantially all the assets of Chase Telecommunications Holdings in March 2000, Leap granted the Company the right to use wireless licenses acquired from Chase Telecommunications Holdings and held by another subsidiary of Leap. The Company recorded $0.1 million, $0.3 million and $0.6 million for the month ended June 30, 2000 and the three and nine months ended September 30, 2000 for its right to use wireless licenses.

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

                                    * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Transition Report on Form 10-K for the transition period from September 1, 1999 to December 31, 1999, filed with the Securities and Exchange Commission on October 30, 2000.

   Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of Cricket's future. Some forward-looking statements can be identified by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in the report. It is based on current information, which Cricket has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Cricket's actual results could differ materially from those stated or implied by such forward looking statements due to risks and uncertainties associated with Cricket's business. Factors that could cause actual results to differ include but are not limited to: changes in the economic conditions of the various markets Cricket serves which could adversely affect the market for wireless services; the ability of Leap or its operating companies, including Cricket, to access capital markets; Cricket's ability to roll out networks in accordance with its plans; failure of the systems to perform according to expectations; the effect of competition; the acceptance of the product offering by our target customers; Cricket's ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the closing of transactions described in this report; rulings by courts or the FCC adversely affecting Leap's rights to own and/or operate certain wireless licenses; as well as other factors detailed in our SEC filings. The forward-looking statements should be considered in the context of these and other risk factors detailed in the section entitled "Risk Factors" detailed in the Company's Transition Report on Form 10-K for the transition period from September 1, 1999 to December 31, 1999, filed with the Securities and Exchange Commission on October 30, 2000. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.

   As used in this report, the terms "we," "our" or "us" refer to Cricket Communications Holdings and its consolidated subsidiaries, unless the context suggests otherwise.

Overview

   Cricket Communications Holdings, a wholly-owned subsidiary of Leap Wireless International, Inc., is a wireless communications carrier with an innovative approach to providing digital wireless service that is designed to appeal to the mass market. We intend to transform wireless into a mass consumer product by deploying customer-oriented, low-cost, simple wireless services. We generally seek to address a much broader population segment than incumbent wireless operators have addressed to date. In the United States, we are employing an innovative business strategy to extend the benefits of mobility to the mass market by offering digital wireless service under the brand name Cricket that is as simple as, and priced at rates competitive with, traditional landline service. Chase Telecommunications, Inc., a company we acquired in March 2000, introduced Cricket service in Chattanooga and Nashville, Tennessee in March 1999 and January 2000, respectively. Cricket service is operated by Cricket Communications, Inc., our wholly-owned subsidiary.

   In June 2000, through a subsidiary merger, Leap acquired the 5.11% of Cricket Communications Holdings that it did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of our common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and non-assessable share of Leap common stock. As a result, an aggregate of 1,048,635 shares of Leap common stock were issued. Leap also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of its common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the Leap shares issued and warrant assumed in excess of the carrying value of the interest acquired was allocated to goodwill. As a result, goodwill of $29.2 million was recorded in June 2000 under the push-down method of accounting which is being amortized over 20 years. In addition, Leap assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap common stock.

   We are in the early stages of launching our networks and our financial results continue to reflect the considerable investment associated with completion of our network build-outs and the initial launch of commercial service in new markets. As we continue to expand our operations, our net operating losses are expected to grow.

Recent or Pending Acquisitions

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

   Wireless Licenses. Our business is substantially dependent on the use of various licenses, which Leap has acquired or agreed to acquire.

   In July 1999, the FCC issued an option and order that found that Leap was qualified to acquire C-Block and F-Block licenses. The order also approved Leap's acquisition of the 36 C-Block licenses for which Leap was the high bidder in the FCC's 1999 spectrum reauction, and approved the transfer to Leap for three F-Block licenses covering portions of North Carolina, in each case subject to the fulfillment of some conditions. In October 1999, the FCC issued the 36 licenses Leap acquired in the reauction.

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

   Various parties previously challenged Leap's qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from

Chase Telecommunications and PCS Devco. That wireless operating company also has opposed all of Leap's pending assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision to the Court of Appeal for the D.C. Circuit, which appeal is currently pending. In addition, Nextel Communications, Inc. has opposed one of Leap's pending FCC applications, alleging that Leap may no longer be complaint with C- and F-Block "total asset" eligibility requirements. Further judicial review of the FCC's orders granting Leap licenses is possible. In addition, licenses awarded to Leap at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C- or F-Block licenses. Leap may also be affected by other pending or future FCC legislative or judicial proceedings that generally affect the rules governing C- and F-Block licenses or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C- and F-Block licenses at auction and in the aftermarket.

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

   On July 31, 2000, our Board of Directors elected to change Cricket Communications Holdings' fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year-end, we have issued consolidated financial statements as of December 31, 1999 and for the transition period from September 1, 1999 to December 31, 1999 and we are required to issue interim financial statements for the three and nine months ended September 30, 2000. Since our previous interim financial statements were as of May 31, 2000, we are also required to issue interim financial statements for the month of June 2000.

Results of Operations

Month Ended June 30, 2000 and Three and Nine Months Ended September 30, 2000 Compared to Month Ended June 30, 1999 and Three and Nine Months Ended September 30, 1999

   We incurred a net loss of $5.6 million, $18.2 million and $49.7 million, respectively, during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to a net loss of $5.4 million, $10.0 million and $27.6 million, respectively, in the corresponding periods of the prior year. The increase in net loss relates primarily to the consolidation of Chase Telecommunications from March 2000 and increased operating expenses associated with the development and launch of commercial service in new markets. As a result, total subscribers on our networks reached approximately 62,500 subscribers at September 30, 2000.

   Prior to March 2000, we did not report any operating revenues or cost of operating revenues and operations because our operating company was accounted for under the equity method of accounting. We generated $2.0 million, $7.5 million and $14.4 million in revenues during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000 from our operations in Chattanooga and Nashville, Tennessee. We incurred $1.9 million, $10.7 million and $17.0 million in related cost of operating revenues and operations.

   We incurred $3.6 million, $12.9 million and $27.3 million of selling, general and administrative expenses during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to $2.9 million, $6.0 million and $16.4 million in the corresponding periods of the prior year. The increases compared to the corresponding periods for the prior year were due primarily to increased expenses associated with the development and support of commercial service in new markets. We expect that selling, general and administrative expenses will continue to increase in the future as a result of our planned network development and launch of Cricket service in multiple U.S. markets.

   We incurred operating losses of $4.6 million, $19.7 million and $37.1 million during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to operating losses of $2.9 million, $6.0 million and $16.4 million in the corresponding periods of the prior year. Increases over the corresponding periods of the prior year primarily reflect the consolidation of Chase Telecommunications from March 2000 and the increase in market development costs in the United States. We expect substantial growth in subscribers, operating revenues and operating expenses as a result of our planned network development and launch of Cricket service in multiple U.S. markets.

   Equity in net loss of Chase Telecommunications Holdings was $0, $0 and $10.4 million during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to $2.5 million, $4.0 million and $11.2 million in the corresponding periods of the prior year.

   Interest income was $0.6 million, $6.4 million and $8.6 million during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively. The increase in interest income relates to increased balances of our cash and cash equivalents and investments, received from Leap in June 2000.

   Interest expense was $1.7 million, $5.0 million and $10.9 million during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively. Interest expense related primarily to borrowings from Lucent for financing of our wireless communications networks in the United States. There was no consolidated interest expense during the prior periods. We expect interest expense to increase substantially in the future due to expected additional borrowings used to fund the construction of wireless networks in various markets across the United States.

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

   Leap has announced that it intends to use a substantial portion of the net proceeds from its February 2000 equity offering and units offering for capital expenditures for the build out of Cricket networks, to fund operating losses expected to be incurred by the Company, for the completed acquisition of substantially all of the assets of Chase Telecommunications Holdings in March 2000 and to acquire additional wireless licenses to be used by the Company to offer Cricket service. In June 2000, Leap contributed $369.7 million to us subsequent to our merger with Leap.

Credit Facilities and Other Financing Arrangements

   Lucent Equipment Financing. In September 1999, Cricket Communications agreed to purchase up to $330.0 million of infrastructure products and services from Lucent Technologies, Inc., and in June 2000 increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on the total amount of products and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. Borrowings under the Lucent credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the Lucent credit agreement, together with the obligations under similar facilities from Nortel Networks, Inc. and Ericsson Wireless Communications, Inc., are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. At September 30, 2000, we had $212.6 million outstanding under the Lucent credit agreement at an interest rate of 11.0%. In addition, we had amounts payable to Lucent of $96.2 million which have been included in other long-term liabilities.

   Nortel Equipment Financing. In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services. Nortel agreed to finance these purchases plus additional working capital under a credit facility. The credit facility permits up to $525.0 million in total borrowings, with borrowing availability based on a ratio of the total amount of products and services purchased from Nortel. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Lucent and Ericsson, are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. At September 30, 2000, no amounts were outstanding under the Nortel credit agreement.

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

Operating Activities

   We used $6.0 million in cash for operating activities during the nine month period ended September 30, 2000 compared to $7.9 million in the corresponding period of the prior year. The decrease was primarily attributable to our change in working capital. We expect that cash used in operating activities will increase substantially in the future as a result of our planned development and launch of Cricket service in multiple U.S. markets.

Investing Activities

   Cash used in investing activities was $70.9 million during the nine-month period ended September 30, 2000 compared to $11.3 million in the corresponding period of the prior year. Investments during the nine-month period ended September 30, 2000 consisted of loans to Chase Telecommunications of $9.9 million, the acquisition of Chase Telecommunications for $1.3 million net of cash acquired, the purchase of held-to-maturity investments of $31.8 million and capital expenditures of $27.8 million. Cash used in investing activities in the corresponding period primarily consisted of loans to Chase Telecommunications. In the remainder of fiscal 2000, we expect to make significant investments in capital assets, including network equipment.

Financing Activities

   Cash provided by financing activities during the nine-month period ended September 30, 2000 was $425.2 million compared to $19.2 million in the corresponding period of the prior year and primarily represents funding from Leap. In June 2000, Leap contributed $369.7 million of net proceeds from its February 2000 units offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. For a description of our long-term debt obligations, see Note 3 to the Condensed Consolidated Financial Statements, which are included elsewhere herein. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of September 30, 2000, the principal amounts of our variable rate long-term debt obligations amounted to approximately $212.6 million. An increase of 10% in interest rates would increase our interest expense for the next twelve months by approximately $2.3 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next twelve months.

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

   Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of Leap's management, the ultimate liability for such claims will not have a material adverse effect on Leap's consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   In June 2000, the merger of a new, wholly-owned subsidiary of Leap into Cricket, with Cricket being the surviving corporation, was submitted to the stockholders of Cricket for approval. In connection with the merger, each share of Cricket common stock would be converted into 0.315 of a share of Leap common stock. In addition, Leap would assume the Cricket stock option plan, and all outstanding options to acquire Cricket common stock would be converted into options to acquire Leap common stock, as adjusted for the exchange ratio in the merger. In order to proceed with the proposed merger, Leap required that all holders of Cricket common stock consent to the transaction. The stockholders of Cricket unanimously approved the merger by written consent.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Index to Exhibits:

 Exhibit
   No.                             Description of Exhibit
 -------                           ----------------------
 4.2(1)     Trust Indenture, dated as of February 23, 2000, by and among Leap
            Wireless International, Inc., Cricket Communications Holdings, Inc.
            and State Street Bank and Trust Company (including Forms of Notes).
 4.2.1(2)   Supplemental Indenture, dated as of June 13, 2000, by and among
            Cricket Merger Sub, Inc., Leap Wireless International, Inc.,
            Cricket Communications Holdings, Inc. and State Street Bank and
            Trust Company.
 10.6(2)+   Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications,
            Inc. and Lucent Technologies Inc. Portions of this exhibit
            (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the
            Securities Exchange Act of 1934.
 10.7(2)+   Credit Agreement, dated as of September 20, 1999, as Amended and
            Restated as of October 20, 2000, among Cricket Communications
            Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Lucent Technologies, Inc., as Administrative Agent
            (including exhibits thereto). Portions of this exhibit (indicated
            by asterisks) have been omitted pursuant to a request for
            confidential treatment pursuant to Rule 24b-2 under the Securities
            Exchange Act of 1934.
 10.8(2)+   System Equipment Purchase Agreement, effective as of September 20,
            1999, by and between Cricket Communications, Inc. and Ericsson
            Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
 10.9(2)+   Credit Agreement, dated as of October 20, 2000, among Cricket
            Communications Holdings, Inc., Cricket Communications, Inc., the
            lenders party thereto and Ericsson Credit AB, as Administrative
            Agent (including exhibits thereto). Portions of this exhibit
            (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the
            Securities Exchange Act of 1934.
 10.10(2)+  System Equipment Purchase Agreement, effective as of August 28,
            2000, by and between Cricket Communications, Inc. and Nortel
            Networks Inc. Portions of this exhibit (indicated by asterisks)
            have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
 10.11(2)+  Credit Agreement, dated as of August 28, 2000, among Cricket
            Communications Holdings, Inc., Cricket Communications, Inc., the
            lenders party thereto and Nortel Networks Inc., as Administrative
            Agent (including exhibits thereto). Portions of this exhibit
            (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the
            Securities Exchange Act of 1934.
 10.11.1(2) First Amendment, dated as of October 20, 2000, to the Credit
            Agreement, dated as of August 28, 2000, among Cricket
            Communications Holdings, Inc., Cricket Communications, Inc., the
            lenders party thereto and Nortel Networks Inc., as Administrative
            Agent (including exhibits thereto).
 27.1*      Financial Data Schedule.

--------
 * Filed herewith.

 + A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

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

                                          CRICKET COMMUNICATIONS HOLDINGS, INC.

Date: November 14, 2000                           /s/ Harvey P. White
                                          By: _________________________________
                                                      Harvey P. White
                                                Chairman and Chief Executive
                                                          Officer

Date: November 14, 2000                          /s/ Stephen P. Dhanens
                                          By: _________________________________
                                                     Stephen P. Dhanens
                                                 Vice President, Corporate
                                                         Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                             Description of Exhibit
 -------                           ----------------------
 4.2(1)     Trust Indenture, dated as of February 23, 2000, by and among Leap
            Wireless International, Inc., Cricket Communications Holdings, Inc.
            and State Street Bank and Trust Company (including Forms of Notes).
 4.2.1(2)   Supplemental Indenture, dated as of June 13, 2000, by and among
            Cricket Merger Sub, Inc., Leap Wireless International, Inc.,
            Cricket Communications Holdings, Inc. and State Street Bank and
            Trust Company.
 10.6(2)+   Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications,
            Inc. and Lucent Technologies Inc. Portions of this exhibit
            (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the
            Securities Exchange Act of 1934.
 10.7(2)+   Credit Agreement, dated as of September 20, 1999, as Amended and
            Restated as of October 20, 2000, among Cricket Communications
            Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Lucent Technologies, Inc., as Administrative Agent
            (including exhibits thereto). Portions of this exhibit (indicated
            by asterisks) have been omitted pursuant to a request for
            confidential treatment pursuant to Rule 24b-2 under the Securities
            Exchange Act of 1934.
 10.8(2)+   System Equipment Purchase Agreement, effective as of September 20,
            1999, by and between Cricket Communications, Inc. and Ericsson
            Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
 10.9(2)+   Credit Agreement, dated as of October 20, 2000, among Cricket
            Communications Holdings, Inc., Cricket Communications, Inc., the
            lenders party thereto and Ericsson Credit AB, as Administrative
            Agent (including exhibits thereto). Portions of this exhibit
            (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the
            Securities Exchange Act of 1934.
 10.10(2)+  System Equipment Purchase Agreement, effective as of August 28,
            2000, by and between Cricket Communications, Inc. and Nortel
            Networks Inc. Portions of this exhibit (indicated by asterisks)
            have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
 10.11(2)+  Credit Agreement, dated as of August 28, 2000, among Cricket
            Communications Holdings, Inc., Cricket Communications, Inc., the
            lenders party thereto and Nortel Networks Inc., as Administrative
            Agent (including exhibits thereto). Portions of this exhibit
            (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the
            Securities Exchange Act of 1934.
 10.11.1(2) First Amendment, dated as of October 20, 2000, to the Credit
            Agreement, dated as of August 28, 2000, among Cricket
            Communications Holdings, Inc., Cricket Communications, Inc., the
            lenders party thereto and Nortel Networks Inc., as Administrative
            Agent (including exhibits thereto).
 27.1*      Financial Data Schedule.

--------
*  Filed herewith.

 + A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.